Form 10-Q
period 2025-09-30
CNL Strategic Residential Credit, Inc.
filed 2025-11-12
CIK 2066337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56755

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-3001463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CNL Center at City Commons
450 South Orange Avenue, Suite 1400
Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 11, 2025, the Company had 8,000 Class E shares.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	2

	Consolidated Balance Sheets as of September 30, 2025 (unaudited) and March 31, 2025	2

	Consolidated Statement of Operations for the Three Months Ended September 30, 2025 and the period from January 21, 2025 (date of formation) to September 30, 2025 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the Three Months Ended September 30, 2025 and the period from January 21, 2025 (date of formation) to September 30, 2025 (unaudited)	4

	Consolidated Statement of Cash Flows for the period from January 21, 2025 (date of formation) to September 30, 2025 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Exhibit Index		17

Signatures		19

Item 1. Financial Statements

CNL Strategic Residential Credit, Inc.

Consolidated Balance Sheets
(unaudited)

	September 30, 2025	March 31, 2025 (audit report date)
Assets
Cash and cash equivalents	$201,745	$199,985
Receivable	—	15
Total assets	201,745	200,000

Liabilities and equity
Total liabilities	—	—

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized and unissued	—	—
Common shares, $0.001 par value per share (Note 3)	8	8
Capital in excess of par value	199,992	199,992
Retained earnings	1,745	—
Total stockholders’ equity	$201,745	$200,000
Total liabilities and equity	$201,745	$200,000

See notes to consolidated financial statements.

CNL Strategic Residential Credit, Inc.

Consolidated Statement of Operations

(unaudited)

	Quarter to Date September 30, 2025	For the Period January 21, 2025, (date of formation) September 30, 2025
Revenues
Interest income	$1,795	$1,795
Total revenues	1,795	1,795

Operating expenses
Other	50	50
Total operating expenses	50	50
Net income	$1,745	$1,745

Net income per share of common stock (basic and diluted)	$0.22	$0.22

Weighted average shares (basic and diluted)	8,000	8,000

See notes to consolidated financial statements

CNL Strategic Residential Credit, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Shares		Capital in Excess of Par Value	Retained Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of June 30, 2025	8,000	$8	$199,992	$—	$200,000
Net income	—	—	—	1,745	1,745
Balance as of September 30, 2025	8,000	$8	$199,992	$1,745	$201,745

	Common Shares		Capital in Excess of Par Value	Retained Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 21, 2025	—	$—	$—	$—	$—
Net income	—	—	—	1,745	1,745
Issuance of common shares	8,000	8	199,992	—	200,000
Balance as of September 30, 2025	8,000	$8	$199,992	$1,745	$201,745

See notes to consolidated financial statements.

CNL Strategic Residential Credit, Inc.

Consolidated Statement of Cash Flows

(unaudited)

For the Period from January 21, 2025 (date of formation) to September 30, 2025
Cash Flows From Operating Activities:
Net increase in net income resulting from operations	$1,745
Net cash provided by operating activities	1,745
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	200,000
Net cash provided by financing activities	200,000
Net increase in cash	201,745
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$201,745

See notes to consolidated financial statements.

CNL Strategic Residential Credit, Inc.

Consolidated Notes to Financial Statements (Unaudited)

1. Principal Business and Organization

CNL Strategic Residential Credit, Inc. (the “Company”) is a Maryland corporation formed on January 21, 2025. The Company is externally managed by CNL Residential Credit Manager, LLC, its Advisor, an affiliate of its sponsor (the “Advisor”), and by Balbec Capital Management, L.P., its Sub-Advisor, an affiliate of Balbec Capital, L.P. (the “Sub-Advisor” and together with the Advisor, the “Advisors”). The Advisors are registered as investment advisers under the Investment Advisors Act of 1940, as amended.

The Company has entered into an Advisory Agreement (as the same may be amended or restated from time to time, the “Advisory Agreement”) with the Advisor, pursuant to which the Advisor is responsible for the overall management of the Company’s activities. The Company has also entered into an administration agreement (as the same may be amended or restated from time to time, the “Administrative Services Agreement”) with the Advisor, pursuant to which the Advisor will provide administrative services to the Company. The Company and the Advisor have entered into a Sub-Advisory Agreement (as the same may be amended or restated from time to time, the “Sub-Advisory Agreement”) with the Sub-Advisor, pursuant to which the Sub-Advisor is responsible for the day-to-day management of the Company’s assets.

The Company’s investment strategy is to acquire, finance and manage a diversified portfolio of primarily U.S. performing and re-performing whole loan mortgages, mortgage servicing rights (“MSRs”) and residential mortgage-backed securities (“RMBS”).

On March 26, 2025 (date of capitalization), the Company was capitalized with $100,000 investment by the Advisor and $100,000 by an affiliate of the Sub-Advisor. As of September 30, 2025, the Company has neither purchased nor contracted to purchase any investments.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company.

The consolidated financial statements of the Company include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues. Actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks and cash on hand. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize risk.

Organization and Offering Expenses

The Advisor and Sub-Advisor have agreed to advance organization and offering expenses associated with one or more of its offerings, including its initial private offering (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) and certain of the Company’s operating expenses that the Advisor and Sub-Advisor incur on behalf of the Company. The Company will reimburse the Advisor and Sub-Advisor for all such advanced expenses. Organization and offering expenses are recorded to the accompanying balance sheets only to the extent the Company receives gross proceeds and they do not exceed 1.5% of the cumulative gross proceeds from its offerings.

As of September 30, 2025 and March 31, 2025, the Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $667,865 and $1,246, respectively. These organization and offering expenses are not recorded on the accompanying balance sheets because there have been no cumulative gross proceeds from its offerings.

When recorded by the Company, organizational expenses and operating expenses will be expensed as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Advisor but not paid will be recognized as a liability on the balance sheet.

Income Taxes

The Company intends to make an election to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes and generally will not be subject to U.S. federal corporate income taxes on its taxable income to the extent it distributes 90% of its taxable income to its shareholders.

The Company has not yet filed its initial tax return.

Segment Reporting

Operating segments are defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s CODM is its Chief Operating Officer. The Company has determined it currently operates in a single operating segment and has one reportable segment, which is to acquire, invest in, and finance mortgage-related assets. The CODM reviews net interest income (interest income less interest expense) earned on its portfolio of residential mortgage loans, residential mortgage loans in securitization trusts, RMBS, and other assets as presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Net interest income as used by the CODM in this context is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Balance Sheet as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

3. Stockholders’ Equity

As of January 21, 2025, the Company was authorized to issue 1,000,000,000 shares of Common Stock, $0.001 par value per share, currently classified as Class E common stock, (the “Class E shares”), Class FA common stock, (the “Class FA shares”), Class A common stock, (the “Class A shares”), Class T common stock, (the “Class T shares”), Class D common stock, (the “Class D shares”), and Class I common stock, (the “Class I shares”).

The Class E shares, Class FA shares, Class A shares, Class T shares, Class D shares, and Class I shares, all of which are collectively referred to herein as shares of common stock, have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. The per share amount of distributions on Class E shares, Class FA shares, Class A shares, Class T shares, Class D shares, and Class I shares will likely differ because of different class-specific expenses and distribution and stockholder servicing fees for each share class.

The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of September 30, 2025 and March 31, 2025:

	As of
	September 30, 2025		March 31, 2025
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class E	50,000,000	8,000	50,000,000	8,000
Class FA	100,000,000	—	100,000,000	—
Class A	200,000,000	—	200,000,000	—
Class T	200,000,000	—	200,000,000	—
Class D	200,000,000	—	200,000,000	—
Class I	250,000,000	—	250,000,000	—

4. Related Party Transactions

We were capitalized through the purchase by the Advisor of 4,000 Class E shares for an aggregate purchase price of $100,000 and by Balbec Capital Holdings, L.P. of 4,000 Class E shares for an aggregate purchase price of $100,000 on March 26, 2025.

On July 31, 2025, the Advisor agreed to purchase an additional 96,000 Class E shares for an aggregate purchase price of $2,400,000 and Balbec Capital Holdings, L.P. agreed to purchase an additional 96,000 Class E shares for an aggregate purchase price of $2,400,000, each of which will be fully funded in connection with the initial closing of our shares. These shares will be issued and sold in reliance upon the available exemptions from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

5. Commitment & Contingencies

As of September 30, 2025 and March 31, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited consolidated financial statements as of September 30, 2025 and for the period from January 21, 2025 (date of formation) to September 30, 2025. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited consolidated financial statements in Item 1 unless otherwise defined herein.

Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

●	our future operating results;
●	our business prospects and the prospects of the assets in which we may invest;
●	the impact of the investments that we expect to make;
●	our ability to raise sufficient capital to execute our investment strategy;
●	our ability to source adequate investment opportunities to efficiently deploy capital;
●	our expected financing arrangements;
●	the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, tax policy, government agencies, regulations and fiscal and trade policies;
●	the adequacy of our cash resources, financing sources and working capital;
●	the timing and amount of cash flows, distributions and dividends, if any, from our investments;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with the Advisor, the Sub-Advisor or any of their respective affiliates;
●	the dependence of our future success on the general economy and its effect on the assets in which we may invest;
●	our use of financial leverage;
●	the ability of the Advisor and the Sub-Advisor to locate suitable investments for us and to manage and administer our investments;
●	the ability of the Advisor, the Sub-Advisor or their respective affiliates to attract and retain highly talented professionals;
●	our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
●	the tax status of the assets in which we may invest.

In addition, words such as “may,” “will,” “should,” “target,” “project,” “estimate,” “continue,” “anticipate,” “believe,” “expect” or “intend” or the negatives thereof or other variations thereon or comparable terminology indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” of our Registration Statement on Form 10-A initially filed with the Securities and Exchange Commission (the “SEC”) on June 2, 2025 (our “Registration Statement”). Other factors that could cause actual results to differ materially include:

●	changes in the economy, particularly those affecting the real estate industry;
●	risks associated with possible disruption in our operations or the economy generally due to terrorism, war and military conflicts, natural disasters and climate-related risks, epidemics, pandemics, other public health crises or other events having a broad impact on the economy;
●	adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;
●	our portfolio may be concentrated in real estate credit assets and certain geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography;
●	limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act, or to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	since there is no public trading market for our shares, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of our shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify, suspend, or terminate our share repurchase plan if, in its reasonable determination, it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid;
●	distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, cash resulting from expense support from the Advisor and the Sub-Advisor and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
●	the purchase and repurchase prices for our shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market;
●	our ability to raise additional funds to enable us to make additional investments and diversify the risk profile of our portfolio;
●	our ability to capitalize on potential investment opportunities on attractive terms;
●	adverse changes in the real estate and real estate capital markets could negatively impact our performance by making it more difficult for borrowers of our mortgage loans to satisfy their debt payment obligations, which could result in losses on our loan investments and/or make it more difficult for us to generate consistent or attractive risk-adjusted returns;
●	our ability to accurately identify or adequately evaluate potential risks in volatile investing environments with limited market liquidity or price transparency;
●	increased competition from entities engaged in mortgage lending and/or investing in assets similar to ours may limit our ability to acquire desirable loans and investments or dispose of investments, and could also affect the yields of these investments and have a material adverse effect on our business, financial condition and results of operations;
●	future changes in laws or regulations and conditions in our operating areas;
●	the incurrence of contingent liabilities as a result of our investments, including our assumption of default risk or other third-party risks;
●	our ability to profitably execute securitization transactions;
●	our use of financing arrangements, seller financing, secured and unsecured leveraged and other one-off financing solutions, could subject us to financial covenants and other covenants that could restrict our operations;
●	our ability to forecast correlations between the value of our portfolio and the direction of exchange rates, interest rates and the price of securities in order to effectively or appropriately mitigate risks associated with our investments;

●	risks associated with our hedging program, including our use of options and forward trading;
●	defaults by borrowers with respect to their payment of debt service on our outstanding mortgage investments;
●	certain risks associated with limitations on our remedies under bankruptcy laws;
●	system failures and cybersecurity breaches;
●	substantial compliance costs that may be required to meet the constantly evolving legal and regulatory landscape for data protection and privacy;
●	potential misconduct and unauthorized conduct from third-party providers;
●	our ability to maintain our qualification as a REIT requires us to annually distribute at least 90% of our taxable income, and therefore, we may not be able to fund future capital needs, including financing for acquisitions, from our operating cash flow, and may need to rely on third-party sources for capital;
●	compliance with state and local laws, statutes, regulations and ordinances relating to pollution, the protection of the environment and human health and safety;
●	risks associated with joint ventures;
●	risks associated with our relationship with the Advisor and the Sub-Advisor and their respective affiliates; and
●	changes to U.S. federal income tax laws.

Although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved.

You should read this Form 10-Q and the documents that we reference herein and have filed as exhibits hereto with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-Q, whether as a result of any new information, future events or otherwise.

For more information regarding these and other risks and uncertainties that we face, see the section entitled “Item 1A. Risk Factors” in our Registration Statement and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our other filings).

Overview

We are a newly-formed real estate finance company. Our investment strategy is to acquire, finance and manage a diversified portfolio of primarily U.S. performing and re-performing whole mortgage loans, MSRs and RMBS. Our overall objective is to generate attractive risk-adjusted returns with high current income for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles. Our specific investment objectives are to construct a diversified residential credit portfolio that will enable us to:

●	provide current income in the form of regular, stable cash distributions to achieve an attractive distribution rate;
●	preserve and protect invested capital by focusing on residential credit assets that are primarily amortizing and thus provide current cash-flow; and
●	mitigate downside risk through conservative loan-to-value (“LTV”) ratios and effectively manage any interest rate and credit sensitivities.

We cannot assure you that we will achieve our investment objectives.

We intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2025.

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement and the Sub-Advisory Agreement, however, we have delegated to the Advisor, and the Advisor in turn has delegated to the Sub-Advisor, subject to the oversight of the Advisor, the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, strategy and guidelines, policies and limitations, subject to oversight by our board of directors.

As of September 30, 2025, we have not engaged in principal operations nor generated any revenues (other than interest income paid on our initial capitalization amounts). Our entire activity since inception to September 30, 2025 was our initial capitalization and to prepare for our proposed fundraising through a continuous private offering of shares of our common stock (our “private offering”).

Results of Operations

As of September 30, 2025, we have not engaged in principal operations nor generated any revenues (other than interest income paid on our initial capitalization amounts).

Liquidity and Capital Resources

Our primary use of cash will be for (i) acquisition of residential mortgage loans, MSRs, RMBS, and other residential debt investments, (ii) the cost of operations (including the management fee and the total return incentive fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share purchase plan, and (v) cash distributions (if any) to the holders of our shares to the extent authorized by our board of directors and declared by us.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Critical Accounting Policies and Use of Estimates

Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. Our significant accounting policies are described in Note 2. “Significant Accounting Policies” of Item 1. “Financial Statements.”

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (or “ASU 2024-03”). The amendments in ASU 2024-03 primarily require entities to disclose additional details regarding certain expenses on both an annual and interim basis. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. We do not expect that the adoption of ASU 2024-03 will have a significant impact on our consolidated financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices, equity prices, real estate values and other market-based risks. We had no significant operations as of September 30, 2025. When we commence operations, we expect that our primary market risk exposure will be credit risk, interest rate risk, liquidity risk, prepayment risk and extension risk.

Credit Risk

We assume credit risk through our investment in mortgage loans and other mortgage-related assets. Credit losses on mortgage loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; declining rents on residential rental properties; natural disasters, including the effects of climate change (including flooding, drought, wildfires, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

In addition, rising interest rates may increase the credit risks associated with certain residential whole mortgage loans. This is especially true if the interest rate is adjustable for many of the loans that we may acquire or at the securitization entity we may sponsor in the future. In addition, the loans we pledge to secure loan financing lines may have adjustable interest rates. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrower delinquencies and defaults.

Within a securitization of residential whole mortgage loans, various securities are created, each of which has varying degrees of credit risk. We may own the securities in which there is more (or the most) concentrated credit risk associated with the underlying residential whole mortgage loans. In general, losses on an asset securing a loan or loan included as collateral to a securitization will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by the first loss security holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any classes in which we invest, we may not be able to recover all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related security, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and then third-loss securities (or other residential securities that we own). In addition, with respect to residential securities we own, we may be subject to risks associated with the determination by a loan servicer to discontinue servicing advances (advances of mortgage interest payments not made by a delinquent borrower) if they deem continued advances to be unrecoverable, which could reduce the value of these securities or impair our ability to project and realize future cash flows from these securities.

Investments in subordinated RMBS involve greater credit risk than the senior classes of the issue or series. Many of the default-related risks of whole mortgage loans will be magnified in subordinated securities. Default risks may be further pronounced in the case of RMBS by, or evidencing an interest in, a relatively small or less diverse pool of underlying mortgage loans. Certain subordinated securities absorb all losses from default before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement or equity. In addition, principal payments on subordinated securities may be subject to a “lockout” period in which some or all of the principal payments are directed to the related senior securities. This lock-out period may be for a set period of time and/or may be determined based on pool performance criteria such as losses and delinquencies. Such securities therefore possess some of the attributes typically associated with equity investments. We believe any potential defaults on the underlying collateral will be minor as the underlying loans had significant equity at the time of deal closing, leading many borrowers with large incentives to reperform. In cases where that is not possible, we believe the recovery of the unpaid principal balance of the loan is likely given the low LTV ratio of the collateral.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A significant portion of our assets and liabilities, including our whole mortgage loans, investment securities, loan financing lines, and security repurchase facilities, are interest earning or interest bearing and, as a result, we are subject to risks arising from fluctuations in the prevailing levels of market interest rates. In addition, our financing arrangements, if any, may have a variable rate component or include rates which reset monthly and add additional risk due to fluctuations in market interest rates. Any excess cash and cash equivalents of ours are invested in instruments earning short-term market interest rates.

Subject to qualifying and maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we may utilize various derivative instruments and other hedging instruments to mitigate interest rate risk.

Liquidity Risk

An insufficient secondary market may prevent the liquidation of an asset or limit the funds that can be generated from selling an asset. A portion of our assets are designated as illiquid and may be subject to high liquidity risk.

Prepayment Risk

The frequency at which prepayments occur on loans held, MSRs, and loans underlying RMBS will be affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Generally, mortgage obligors tend to prepay their mortgage loans when prevailing mortgage rates fall below the interest rates on their mortgage loans.

Generally, whole mortgage loans and RMBS purchased at a premium are adversely affected by faster than anticipated prepayments, and whole mortgage loans and RMBS purchased at a discount are adversely affected by slower than anticipated prepayments. The adverse effects of prepayments may impact us in two ways. First, particular investments may experience outright losses, as in the case of an interest-only security in an environment of faster actual or anticipated prepayments. Second, particular investments may underperform relative to the financial instruments that the Advisor and the Sub-Advisor may have constructed to reduce specific financial risks for these investments, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many whole mortgage loans and RMBS to their principal or par amounts, whereas their corresponding hedges, if any, often have the potential for unlimited loss.

Extension Risk

The Sub-Advisor computes the projected weighted average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when fixed rate or adjustable-rate or hybrid mortgage loans or other mortgage-related assets are acquired via borrowings, we may, but are not required to, enter into an interest rate swap agreement or other economic hedging instrument that attempts to fix our borrowing costs for a period close to the anticipated average life of the fixed rate portion of the related assets, in each case subject to qualifying and maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act. This strategy is designed to protect us from rising interest rates as the borrowing costs are managed to maintain a net interest spread for the duration of the fixed rate portion of the related assets. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have an adverse impact on our results of operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed and adjustable-rate or hybrid assets would remain fixed. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Concentration of Credit Risk

In the normal course of business, we may hold our cash balances with financial institutions, which at times may exceed federally insured limits. We are subject to credit risk to the extent any financial institution with which we conduct business is unable to fulfill contractual obligations on our behalf. Management will monitor the financial condition of such financial institutions and does not anticipate any losses from these counterparties.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports we filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the SEC for newly public companies. We expect to issue management's first assessment regarding internal control over financial reporting for the year ending December 31, 2026 and to evaluate any changes in our internal controls over financial reporting in each quarterly and annual report thereafter.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our businesses. As of September 30, 2025, we were not involved in any legal proceedings.

Item 1A.	Risk Factors

We have disclosed under the heading “Item 1A. Risk Factors” in our Registration Statement risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We were capitalized through the purchase by the Advisor of 4,000 Class E shares for an aggregate purchase price of $100,000 and by Balbec Capital Holdings, L.P. of 4,000 Class E shares for an aggregate purchase price of $100,000 on March 26, 2025. On July 31, 2025, the Advisor agreed to purchase an additional 96,000 Class E shares for an aggregate purchase price of $2,400,000 and Balbec Capital Holdings, L.P. agreed to purchase an additional 96,000 Class E shares for an aggregate purchase price of $2,400,000. These shares will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

3.1	Articles of Amendment and Restatement of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

3.2	Bylaws of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

4.1	Amended and Restated Distribution Reinvestment Plan of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on September 24, 2025).

4.2	Share Repurchase Plan of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.1	Advisory Agreement by and between CNL Strategic Residential Credit, Inc. and CNL Residential Credit Manager, LLC, dated as of March 10, 2025 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.2	Sub-Advisory Agreement by and among CNL Strategic Residential Credit, Inc., CNL Residential Credit Manager, LLC and Balbec Capital Management, L.P., dated as of March 10, 2025 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.3	Administrative Services Agreement by and between CNL Strategic Residential Credit, Inc. and CNL Residential Credit Manager, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.4	Expense Support and Conditional Reimbursement Agreement by and among CNL Strategic Residential Credit, Inc., CNL Residential Credit Manager, LLC and Balbec Capital Management, L.P. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.5	Managing Dealer Agreement by and between CNL Strategic Residential Credit, Inc. and CNL Securities Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on September 24, 2025).

10.6	Form of Participating Broker-Dealer Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on September 24, 2025).

10.7	Distribution and Stockholder Servicing Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.9	Amended and Restated Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on September 24, 2025).

10.10	Form of Stock Purchase Agreement between CNL Strategic Residential Credit, Inc. and CNL Residential Credit Manager, LLC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.11	Form of Stock Purchase Agreement between CNL Strategic Residential Credit, Inc. and Balbec Capital Holdings, L.P. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.12	Form of Master Servicing Agreement by and between PRP Advisors, LLC and CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.13	Service Agreement dated as of May 29, 2025, by and between CNL Capital Markets LLC and CNL Residential Credit Manager, LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

31.1*	Certification of Chief Executive Officer of CNL Strategic Residential Credit, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Residential Credit, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Residential Credit, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from CNL Strategic Residential Credit, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

* Filed herewith

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 2025.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)