Form 10-K
period 2025-12-31
CNL Strategic Residential Credit, Inc.
filed 2026-03-30
CIK 2066337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-56755

CNL STRATEGIC RESIDENTIAL CREDIT, INC

(Exact name of registrant as specified in its charter)

Maryland	33-3001463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CNL Center at City Commons 450 South Orange Avenue, Ste 1400 Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of March 23, 2026, the Company had 966,038 Class E shares and 22,181 Class FA shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

In this annual report on Form 10-K (this “Form 10-K”), references to “Company,” “we,” “us,” or “our business” refer to CNL Strategic Residential Credit, Inc. and its subsidiaries; references to the “Advisor” refer to CNL Residential Credit Manager, LLC, an affiliate of CNL Financial Group, LLC; references to the “Sub-Advisor” refer to Balbec Capital Management, L.P., its Sub-Advisor, an affiliate of Balbec Capital, L.P.

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Some of the statements in this Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-K may include statements as to:

•	our future operating results;
•	our business prospects and the prospects of the assets in which we may invest;
•	the impact of the investments that we expect to make;
•	our ability to raise sufficient capital to execute our investment strategy;
•	our ability to source adequate investment opportunities to efficiently deploy capital;
•	our expected financing arrangements;
•	the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, tax policy, government agencies, regulations and fiscal and trade policies;
•	the adequacy of our cash resources, financing sources and working capital;
•	the timing and amount of cash flows, distributions and dividends, if any, from our investments;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with the Advisor, the Sub-Advisor or any of their respective affiliates;
•	the dependence of our future success on the general economy and its effect on the assets in which we may invest;
•	our use of financial leverage;
•	the ability of the Advisor and the Sub-Advisor to locate suitable investments for us and to manage and administer our investments;
•	the ability of the Advisor, the Sub-Advisor or their respective affiliates to attract and retain highly talented professionals;
•	our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
•	the tax status of the assets in which we may invest.

In addition, words such as “may,” “will,” “should,” “target,” “project,” “estimate,” “continue,” “anticipate,” “believe,” “expect” or “intend” or the negatives thereof or other variations thereon or comparable terminology indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” of this Form 10-K. Other factors that could cause actual results to differ materially include:

•	changes in the economy, particularly those affecting the real estate industry;
•	risks associated with possible disruption in our operations or the economy generally due to terrorism, war and military conflicts, natural disasters and climate-related risks, epidemics, pandemics, other public health crises or other events having a broad impact on the economy;
•	adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;
•	our portfolio may be concentrated in real estate credit assets and certain geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography;

•	limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•	since there is no public trading market for shares of our common stock (our “shares”), repurchase of shares by us will likely be the only way to dispose of shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of our shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify, suspend, or terminate our share repurchase plan if, in its reasonable determination, it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid;
•	distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, cash resulting from expense support from the Advisor and the Sub-Advisor and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
•	the purchase and repurchase prices for our shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market;
•	our ability to raise additional funds to enable us to make additional investments and diversify the risk profile of our portfolio;
•	our ability to capitalize on potential investment opportunities on attractive terms;
•	adverse changes in the real estate and real estate capital markets could negatively impact our performance by making it more difficult for borrowers of our mortgage loans to satisfy their debt payment obligations, which could result in losses on our loan investments and/or make it more difficult for us to generate consistent or attractive risk-adjusted returns;
•	our ability to accurately identify or adequately evaluate potential risks in volatile investing environments with limited market liquidity or price transparency;
•	increased competition from entities engaged in mortgage lending and/or investing in assets similar to ours may limit our ability to acquire desirable loans and investments or dispose of investments, and could also affect the yields of these investments and have a material adverse effect on our business, financial condition and results of operations;
•	future changes in laws or regulations and conditions in our operating areas;
•	the incurrence of contingent liabilities as a result of our investments, including our assumption of default risk or other third-party risks;
•	our ability to profitably execute securitization transactions;
•	our use of financing arrangements, seller financing, secured and unsecured leveraged and other one-off financing solutions, could subject us to financial covenants and other covenants that could restrict our operations;
•	our ability to forecast correlations between the value of our portfolio and the direction of exchange rates, interest rates and the price of securities in order to effectively or appropriately mitigate risks associated with our investments;
•	risks associated with our hedging program, including our use of options and forward trading;
•	defaults by borrowers with respect to their payment of debt service on our outstanding mortgage investments;
•	certain risks associated with limitations on our remedies under bankruptcy laws;
•	system failures and cybersecurity breaches;
•	substantial compliance costs that may be required to meet the constantly evolving legal and regulatory landscape for data protection and privacy;
•	potential misconduct and unauthorized conduct from third-party providers;
•	our ability to maintain our qualification as a REIT requires us to annually distribute at least 90% of our taxable income, and therefore, we may not be able to fund future capital needs, including financing for acquisitions, from our operating cash flow, and may need to rely on third-party sources for capital;
•	compliance with state and local laws, statutes, regulations and ordinances relating to pollution, the protection of the environment and human health and safety;
•	risks associated with joint ventures;

•	risks associated with our relationship with the Advisor and the Sub-Advisor and their respective affiliates; and
•	changes to U.S. federal income tax laws.

Although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved.

These forward-looking statements apply as of the date of this Form 10-K. Moreover, except as otherwise required by federal securities laws, we assume no duty and do not undertake to update the forward-looking statements.

Risk Factor Summary

•	We have a limited operating history, we have limited experience operating as a REIT and there is no assurance that we will achieve our investment objectives.
•	Since there is no public trading market for our shares, repurchase of shares by us will likely be the only way to dispose of shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of our shares that have been requested to be repurchased in any particular calendar quarter in our discretion.
•	In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify, suspend, or terminate our share repurchase plan if, in its reasonable determination, it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•	While we intend to comply with the REIT distribution requirement, we cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, from borrowings, offering proceeds, the sale of or repayment under our assets or expense support from the Advisor and the Sub-Advisor, and we have no limits on the amounts we may pay from such sources.
•	The purchase and repurchase price for our shares will generally be based on our prior month’s NAV (subject to material changes as described above) and will not be based on any public trading market. While there will be independent valuations of our residential mortgage loans and other assets by our independent valuation advisors, the overall valuation of these investments is inherently subjective, and our NAV may not accurately reflect the actual price at which our assets could be liquidated on any given day.
•	We have no employees and are dependent on the Advisor and the Sub-Advisor (subject to the oversight of our board of directors and the Advisor) to conduct our operations.
•	The Advisors will face conflicts of interest as a result of, among other things, the allocation of investment opportunities, the allocation of time of their investment professionals and the substantial fees that we will pay to the Advisors and their affiliates.
•	Our shares will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, if an investor purchases our shares, they will have limited liquidity and may not receive a full return of their invested capital if such investor sells their shares.
•	Investments in real estate debt are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
•	We may use leverage in executing our business strategy, which may materially and adversely affect us.
•	We may change our investment and operational policies without stockholder consent.
•	There are limits on the ownership and transferability of our shares.
•	If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.

Item 1. BUSINESS

General

CNL Strategic Residential Credit, Inc. (which is referred to in this Form 10-K as “we,” “us,” “our” or the “Company”) is a Maryland corporation formed on January 21, 2025. We are externally managed by CNL Residential Credit Manager, LLC, its Advisor, an affiliate of CNL (the “Advisor”), and by Balbec Capital Management, L.P., its Sub-Advisor, an affiliate of Balbec Capital, L.P. (“Balbec”) (the “Sub-Advisor” and together with the Advisor, the “Advisors”). The Advisors are registered as investment advisers under the Investment Advisors Act of 1940, as amended.

We have entered into an Advisory Agreement (as the same may be amended or restated from time to time, the “Advisory Agreement”) with the Advisor, pursuant to which the Advisor is responsible for the overall management of our activities. We have also entered into an administration agreement (as the same may be amended or restated from time to time, the “Administrative Services Agreement”) with the Advisor, pursuant to which the Advisor will provide administrative services to us. We and the Advisor have entered into a Sub-Advisory Agreement (as the same may be amended or restated from time to time, the “Sub-Advisory Agreement”) with the Sub-Advisor, pursuant to which the Sub-Advisor is responsible for the day-to-day management of our assets.

Our investment strategy is to acquire, finance and manage a diversified portfolio of primarily U.S. performing and re-performing whole loan mortgages, mortgage servicing rights (“MSRs”) and residential mortgage-backed securities (“RMBS”).

Our offices are located at 450 South Orange Avenue, Suite 1400, within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Available Information

The SEC maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

Our Company

We are a recently formed real estate finance company. Our investment strategy is to acquire, finance and manage a diversified portfolio of primarily U.S. performing and re-performing whole mortgage loans, MSRs and RMBS. Our overall objective is to generate attractive risk-adjusted returns with high current income for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

We were formed as a Maryland corporation on January 21, 2025. In September 2025, we commenced a private offering of our shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors who are accredited investors (as defined in Regulation D under the Securities Act) (our “private offering”).

On January 29, 2026, we held an initial closing for Class E shares and Class FA shares in our private offering. As of March 30, 2026, we have raised aggregate gross proceeds of approximately $24.7 million in our private offering.

We intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2025 and generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute our net taxable income to our stockholders and maintain our qualification as a REIT. We also operate our business in a manner intended to allow us to remain excluded from registration as an investment company under the Investment Company Act. Our principal office is located at 450 South Orange Avenue, Suite 1400, Orlando, Florida, 32801.

The Advisor and the Sub-Advisor

We are externally managed and advised by CNL Residential Credit Manager, LLC under the Advisory Agreement, pursuant to which the Advisor is responsible for the overall management of our activities, subject to the overall supervision of our board of directors. The Advisor is registered as an investment adviser under the Advisers Act. The Advisor has engaged a sub-advisor, Balbec Capital Management, L.P., under the Sub-Advisory Agreement, pursuant to which the Sub-Advisor will assist the Advisor in fulfilling certain of the services the Advisor is obligated to provide us under the Advisory Agreement. Specifically, the Sub-Advisor is responsible for the day-to-day monitoring and management of our assets, subject to the oversight of the Advisor. The Sub-Advisor is also responsible for investigating, selecting, engaging such persons as the Sub- Advisor deems necessary to the proper performance of its obligations under the Sub-Advisory Agreement and, subject to our investment guidelines, exercising investment discretion with respect to the acquisition and disposition of investments or arranging for any issuance of mortgage-backed securities from pools of mortgage loans or mortgage-backed securities owned by us or any of its subsidiaries consistent with our business objectives and policies and in connection with any borrowings proposed to be undertaken by us. While the Sub-Advisor, subject to the general oversight of the Advisor, is responsible for sourcing potential acquisition opportunities that meet our investment objectives and guidelines and has general authority to effectuate investment decisions for us, certain acquisitions or dispositions of particular assets are subject to approval by the Advisor’s investment committee.

Investment Objectives

Our investment objectives are to construct a diversified residential credit portfolio that will enable us to:

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

We cannot assure investors that we will achieve our investment objectives. See “Item 1A. Risk Factors.”

Investment Strategy

Our specific investment strategy focuses on residential credit assets, which include residential whole mortgage loans, MSRs and RMBS. We intend to acquire, finance and manage a diversified portfolio consisting primarily of residential credit assets, including single-family whole mortgage loans that are considered non-qualifying mortgages (“Non-QM”), “scratch and dent,” re-performing mortgage loans, debt service coverage ratio (“DSCR”) mortgage loans, and other residential whole mortgage loans, as well as MSRs, RMBS, and other ancillary residential credit products. Our residential credit assets are expected to be located across the United States. Our investments may be in the form of whole mortgage loan purchases, joint ventures or co-investments, including co-investments with affiliates of Balbec or third parties, purchases of securities, trust certificates, financing and/or participation agreements, forward contracts, securitization vehicles, or loan originations and/or refinancings.

Subject to maintaining our qualification as a REIT under the Internal Revenue Code and maintaining our exclusion from registration as an investment company under the Investment Company Act, we also expect to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk. For example, we may enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts.

We believe that our structure as a perpetual-life REIT will allow us to originate, acquire, finance and manage our portfolio of assets in an active and flexible manner. We believe the structure is advantageous to our stockholders, as we are not limited by a pre-determined operational period and the need to liquidate assets, potentially in an unfavorable market, to satisfy a liquidity event at the end of that period.

We believe that pursuing residential credit assets that have collateral backing each asset comprised of income generating single asset or pools of diversified credit assets, often residential mortgages, provides us a potential advantage over other alternative credit vehicles with more speculative or overleveraged collateral. Furthermore, we believe our ability to regularly acquire assets at a discount to their intrinsic value due to an extracted illiquidity premium by aggregating small positions provides us a potential competitive advantage over other alternative credit vehicles who invest without an identified discount. We also believe that residential mortgages, as self-liquidating and amortizing assets, provide an attractive path for an eventual exit of an asset. Finally, we believe the intensive diligence processes required for our investment strategy (such as the processes performed by the Sub-Advisor to underwrite assets as discussed below) creates a barrier to entry for competitors who do not have sufficient experience or expertise.

Target Assets

We intend to invest in, purchase, lend against, or otherwise gain economic exposure to the types of assets described below that are presently cash flowing or expected to achieve cash flow levels that the Sub-Advisor believes will meet our investment return targets and time horizons. These assets will likely be purchased or contracted with banks, non-bank mortgage originators and other financial institutions, investment funds and government-sponsored entities (“GSEs”).

Our target assets will include, but not limited to, the following types of residential credit assets:

●	Residential whole mortgage loans that are considered:

•	Non-QM. A Non-QM loan is a mortgage loan that does not meet the standards set by the U.S. Consumer Financial Protection Bureau (the “CFPB”) for “qualified mortgages” (“QM”) that comply with the Ability-to-Repay rules under the Truth-in-Lending Act (the “ATR rules”) and related guidelines of the CFPB. These Non-QM loans are designed to offer flexibility for borrowers who may not meet traditional mortgage criteria, such as those with self-employment income, variable incomes, or past credit challenges. We expect our focus on Non-QM loans to be on first lien residential mortgage loans with average FICO scores above 700 and average LTV less than 80%.
•	“Scratch and dent.” A “scratch and dent” loan is a mortgage loan that was originally underwritten with the intent of being delivered to a GSE, such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) but is deemed non-conforming or otherwise undeliverable to the GSE due to an underwriting exception or other factor. We expect our focus on “scratch & dent” loans to be on first lien residential mortgage loans with average FICO scores above 700 and average LTV less than 80%.
•	Re-performing mortgage loans. A re-performing mortgage loan is a mortgage loan that experienced a delinquency in the past but has resumed payments either organically or through a loan modification.
•	DSCR mortgage loans. A DSCR mortgage loan is a form of Non-QM loan that is typically utilized by investment property investors whereby the underwriting is primarily based on the property’s rental income and resulting debt service coverage ratio to afford their mortgage payments.
•	We may invest opportunistically in select other residential whole mortgage loans.

●	MSRs. MSRs represent rights to service mortgage loans, which involves activities such as collecting mortgage payments, escrowing, and paying taxes and insurance premiums and forwarding principal and interest payments to the mortgage lender. In return for providing these services, the holder of an MSR is entitled to receive a servicing fee, typically specified as a percentage (expressed in basis points) of the serviced loan’s unpaid principal balance. An MSR is comprised of two components: a base fee and an “excess MSR.” The base fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the excess MSR is the amount that exceeds the base fee. We anticipate investing in both base fee and excess MSR components. Such investments can also serve as a hedge against rising interest rates.

●	RMBS. RMBS means mortgage-backed securities that are secured by interests in a pool of mortgage loans secured by residential properties. RMBS may be senior, subordinate, interest-only, principal-only, investment-grade, non-investment grade, or unrated. We expect our focus in RMBS to be on “non-Agency RMBS,” or RMBS issued by private issuers rather than a GSE.

Subject to our investment policy and allocation policy, the allocation among our target assets will depend on prevailing market conditions at the time we invest and may change over time in response to changing market conditions, including with respect to interest rates and general economic and credit market conditions. We may, but do not presently intend to, make investments other than as described in this Form 10-K, but all within the real estate credit asset class. At all times, we intend to make investments in such a manner consistent with maintaining our qualification as a REIT under the Internal Revenue Code and maintaining our exclusion from registration under the Investment Company Act.

Market Opportunity

There are various key drivers that the Sub-Advisor believes create a compelling opportunity for its residential credit business and our investment strategy over the next several years, including:

●	The Sub-Advisor has a substantial recurring pipeline of investment opportunities which it believes to be highly actionable for us;

●	We believe that elevated interest rates provide an attractive entry point to source portfolios of below-par mortgage loans that will provide upside optionality should interest rates decrease;

●	The Sub-Advisor is a highly seasoned and regular investor in the U.S. residential credit market and it believes it is one of the largest and most frequent issuers of RMBS affording significant investment opportunities and stature in the U.S. residential credit market;

●	The U.S. residential mortgage market is substantial, with over $13.1 trillion in outstanding debt as of December 31, 2025 according to the Federal Reserve Bank of New York, which we believe provides substantial investment opportunities for us;

●	While developed, the U.S. residential mortgage market is highly fragmented and dominated by non-bank lenders, which comprise a substantial portion of the Sub-Advisor’s trading counterparties; and

●	There are substantial barriers to entry to investing in our target assets. We believe the Sub-Advisor’s internal capabilities will generate competitive advantages in the sourcing, due diligence, financing, and asset management of our target assets.

Potential Competitive Strengths

We believe that one of our primary potential competitive strengths is our engagement of the Sub-Advisor and its affiliation with Balbec. As described below, we believe we will benefit from the Sub-Advisor’s industry-specific knowledge and transaction expertise and acquisition capabilities:

●	Balbec’s Seasoned Investment Team. The Balbec Management Team includes Charles Rusbasan, Philip Daniels, Jeff Padden, Peter J. Troisi and Christina Houghton, a group of seasoned investment professionals, who have worked together for many years, with most of them working together for over 16 years.

●	Captive Infrastructure. Our target assets are considered to have high-barrier to entry and are due diligence intensive and asset management intensive. The Sub-Advisor has a captive master servicing team to aid in effecting our investment strategy, along with a Freddie-Mac approved MSR investment platform that is licensed to do business in all fifty states. The Sub-Advisor’s MSR investment platform also has a pending application with Fannie Mae; however, there can be no assurance such application will be granted. We believe this captive infrastructure provides significant captive competitive advantages for us.

●	Flexible Investment Mandate. We intend to pursue an opportunistic investment strategy which allows the Sub-Advisor to allocate capital in a manner that seeks to generate attractive risk-adjusted returns. Further, we expect to benefit from the Sub-Advisor’s focus on smaller investment opportunities that are typically too small for many institutional investors.

●	Significant Experience with our Target Assets. By virtue of its members’ long-term position, reputation and relationships in the U.S. residential credit market (including with asset sellers and servicers), the Balbec Management Team’s sourcing, acquisition, operating experience, and proprietary analytics represent important core competencies that are very difficult to replicate and can set the Balbec Management Team apart from other purchasers of our target assets.

●	Strong Relationship with Servicers and Counterparties. The Sub-Advisor is expected to benefit from the Balbec Management Team’s long-standing relationships and broad experience, in overseeing the sourcing, acquisition and servicing of our target assets while working with a wide variety of third-party servicers and partners, including work that can be leveraged to implement procedures and customized approaches that will optimize the efficiency of the servicing process for our benefit. We believe these activities can produce significant economies of scale and administrative efficiencies.

●	Complex and Creative Situations. The Sub-Advisor believes that, because of its experience in the U.S. residential credit market, the Balbec Management Team has or can obtain the market data and knowledge needed to develop creative solutions for sellers and to incorporate various safeguards into purchase contracts.

●	Proprietary Technology and Analytics. The Sub-Advisor has developed proprietary applications, databases, and valuation models which have been refined through years of experience investing in our target assets. As such, the Sub-Advisor intends to use a variety of internally developed due diligence applications and valuation and underwriting models depending on the asset type. These applications and valuation models use a combination of information provided by the seller of the asset, data licensed from third-party data providers and the Sub-Advisor’s own empirical data sets, and these models are updated frequently.

Balbec’s Investment Approach and Investment Process

Investment Sourcing

Balbec has invested in the residential mortgage market since 2013, has traded with over 500 counterparties and maintains strong relationships with non-bank mortgage originators and servicers, the GSEs, money center banks, regional and smaller banks, other investment managers, and portfolio sale advisors. The breadth of Balbec’s strategies (e.g., various types of residential whole mortgage loans, MSRs and RMBS) and ability to do both small and large transactions make Balbec a valued counterparty across seller-types. Balbec values its reputation as a dependable liquidity provider in the non-agency mortgage market and has completed multiple trades with 93% of its trading relationships as of December 31, 2025. We believe the Sub-Advisor will benefit from Balbec’s overall experience and capabilities in sourcing, underwriting, and monitoring investments on our behalf.

Investment Underwriting

When evaluating a potential investment, Balbec models future cash flows using a proprietary loan-level model driven by expectations of borrower prepayments, delinquencies, defaults, and recoveries on defaults. Those expectations stem from loan-level attributes and Balbec’s empirical data and analytics as well as third-party market data. On whole mortgage loan pools, Balbec also runs internally developed software that gathers third-party alternative data to identify further asset-level risks beyond seller-provided underwriting data, including property-specific data, to assess property condition. This microdata is used to avoid perceived portfolio risks and to adjust assumptions around default and default recovery.

As both the macroeconomy and borrower performance is not deterministic, Balbec runs multiple scenarios through its unlevered model by stress-testing several key variables, primarily borrower defaults, housing prices, interest rates, and credit spreads. Balbec seeks to minimize portfolio interest rate risk through investing in MSRs or taking negative duration positions in interest rate derivatives such as interest rate swaps or U.S. Treasury futures. In situations where it expects to partially monetize its investment through a future sale, Balbec undertakes a discounted cash flow analysis where forward cash flows are discounted by forward U.S. Treasury or swap rates plus a credit spread.

These sets of loan-level unlevered cash flows are then run through any applicable financing structures, including securitizations or repurchase agreements, to calculate levered cash flows and returns. As the sale of securitization bonds is subject to market pricing, Balbec will review historical RMBS pricing on its securitization shelf as well as others to make a best judgment on what the expected cost of debt will be and then add a credit spread cushion as protection against any market volatility between purchase of loans and their eventual securitization.

Balbec will then review the set of projected returns against the estimated probability of their occurrence and evaluate the investment’s projected impact on the existing portfolio and whether its risk, return, and liquidity profiles are appropriate for us. Return streams that are more robust under a range of economic and borrower outcomes will be favored over less resilient alternatives.

Pre-Close Due Diligence

After initially underwriting a whole mortgage loan investment or MSR, the Sub-Advisor will seek to perform extensive due diligence prior to closing.

Whole Mortgage Loans. The Sub-Advisor intends to perform loan-level due diligence on all mortgages acquired on our behalf. Loan-level due diligence could include one or more of the following actions:

●	Tax and title searches are run to confirm the mortgage lien position and the absence of any delinquent taxes or municipal items;

●	Compliance with local and federal lending laws, loan file pay history, and servicing comments are reviewed by third-party diligence firms that are typically approved by the relevant rating agencies for our target assets;

●	Unless the loan was originated with a recent appraisal, broker price opinions and supplemental property inspections will be obtained to confirm the value and condition of the underlying collateral;

●	Loan collateral files are checked by a document custodian to ensure the mortgage is enforceable; and

●	Balbec’s asset management team will review all third-party findings and will order additional diligence vendor services as necessary.

MSRs. The Sub-Advisor intends to perform MSR due diligence across the entire portfolio prior to acquisition. MSR due diligence could include one or more of the following actions:

●	Key servicing metrics such as delinquency rates, roll rates, loss mitigation activity, and call center performance are reviewed to assess historical servicing quality and borrower engagement;

●	Third-party MSR valuation firms are engaged to provide independent cash flow modeling and stratified performance analysis, with inputs benchmarked against prevailing market assumptions;

●	Servicing agreements and sub-servicer oversight protocols are examined for compliance with GSE guidelines and investor requirements;

●	Data tapes are reconciled with servicing system extracts to validate loan-level accuracy, while escrow administration, remittance history, and default resolution timelines are reviewed to identify operational risk; and

●	Balbec’s asset management team will assess all diligence findings and coordinate additional reviews, including onsite servicing audits if material concerns arise.

Post-Close Asset Management & Monitoring

Balbec also has a captive asset management team of over 20 professionals that monitors investment performance, and, in the case of whole mortgage loan investments and MSRs, will perform servicing oversight and employ loss mitigation strategies to achieve better outcomes on non-performing loans. Balbec’s asset management team reviews daily data from the portfolio’s subservicers through proprietary asset management software, which is used to triage loans that pose the greatest risk of loss. The asset management team has extensive experience with underwriting modifications, deferral agreements, repayment plans, and short sales to achieve better outcomes for both borrowers and investors.

Diligence

In sourcing potential assets for us, the Sub-Advisor expects to utilize various methodologies for valuing and otherwise evaluating the different types of assets it recommends to us, including the following:

●	Asset-level underwriting of mortgage loans or hard assets. When purchasing mortgage loans secured by real estate, the Sub-Advisor will typically underwrite each mortgage and evaluate the expected cash flow to be derived from such mortgage loan as well as underwrite the value of the property and the borrower’s ability to make timely payments on the mortgage loan. The Balbec Management Team will typically seek to purchase such mortgage loans at a discount to its projected recovery or a discount to its intrinsic value and use various methods and analytics in determining pricing and valuing the mortgage loans. Balbec will use its proprietary models to value collateral and identify attractive assets. Balbec will seek to capitalize on opportunistic transactions arising from its relationships in the U.S. residential credit market in order to leverage its execution and experience, which may include select opportunities in recently originated mortgage loans, re-performing mortgage loans, and “scratch and dent” mortgage loans. Upon an accepted bid, Balbec will generally engage third-party diligence providers to provide full reviews of the mortgage loans’ origination, servicing compliance, tax and title review, review of loan collateral and mortgage loan, and property valuation.

●	Underwriting of asset-backed securities and MSRs. The underwriting of MSR portfolios and other asset-backed securities entails levels of statistical analysis along with constructing constant pre-payment rate and constant default rate analysis which relies on Balbec’s empirical data as well as inferred third-party data sources. Balbec expects to evaluate the seller’s asset valuation and collateral and undertake an independent valuation of the asset through reputable third parties.

Leverage

We intend to regularly employ direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments. The greater our total leverage relative to our equity capital base, the greater the magnitude of loss and gain due to market fluctuations in the values of our investments. Leverage can result in the total loss of capital. After we have raised substantial proceeds in our private offering and acquired a diversified portfolio of investments (the “Ramp-Up Period”), we expect our target leverage ratio to range between 75% and 85%, which will be dependent on the mix of assets in the portfolio.

If we conduct a public offering of our shares, our charter will preclude us from borrowing in excess of 300% of the value of our net assets, which is generally expected to approximate 75% of the aggregate cost of our investments before deducting loan loss reserves, other non-cash reserves and depreciation. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may exceed this limit if our board of directors, including a majority of our independent directors, approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.

Our board of directors reviews our aggregate borrowings, secured and unsecured, at least quarterly to ensure the amount remains reasonable in relation to our net assets and may from time to time modify our leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair value of our assets, growth and acquisition opportunities or other factors they deem appropriate. Additionally, our investment strategy involves the use of securitizations to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets.

We expect the majority of our borrowings to be through repurchase facilities on a non-recourse and non-daily mark to market basis to facilitate the purchase of residential mortgage loans, with the ultimate objective of programmatically converting such borrowings into term financings through securitization. We believe that Balbec’s PRPM securitization issuance shelf is one of the largest and most frequent issuers of RMBS in the United States, with over 90 securitizations issued since 2015. The securitizations provide off-balance sheet term funding on a fixed rate, non-recourse, and non-mark to market basis.

We may in the future obtain a credit facility in order to finance investments or pay expenses with borrowings. Financings may take various forms and may be entered into with lenders retained by us. In addition, we may directly or indirectly utilize seller financing when making investments and may be assigned existing indebtedness that is not prepayable.

Temporary Investment Strategies

During the Ramp-Up Period and/or during periods in which the Advisors determine that economic or market conditions are unfavorable to investors and a defensive strategy would benefit us, we may temporarily depart from our investment strategy. During these periods, subject to compliance with the Investment Company Act and our intended qualification as a REIT, we may expand or change our investment strategy and target assets, including by investing all or any portion of our assets in money market instruments; cash and other cash equivalents (such as high-quality short-term debt instruments, including commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest- bearing time deposits and credit rated corporate debt securities); U.S. government or government agency securities; and investment grade-rated corporate debt or asset-backed securities of U.S. or foreign entities, or investment grade rated debt securities of foreign governments or multi-national organizations. During these periods, we may also determine to pay down certain of our borrowings and have indebtedness below our target leverage ratio or we may borrow more to provide for additional liquidity causing us to exceed our target leverage ratio. It is impossible to predict when, or for how long, the Advisors will use these alternative strategies and such strategies may not be successful.

Government Regulations

Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.

In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

Competition

We face competition from various entities for investment opportunities, including other REITs, insurance companies, investment funds, broker-dealers, companies, and, partnerships. In addition to third-party competitors, other programs sponsored by the Advisor, the Sub-Advisor and their affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under the applicable prevailing policies and procedures.

In the face of this competition, we have access to the Advisor’s and the Sub-Advisor’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in the JOBS Act and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

We could remain an “emerging growth company” until the earliest of (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (2) the last day of the fiscal year in which our annual gross revenues exceed $1.235 billion, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies. We may be a smaller reporting company even after we are no longer an “emerging growth company.”

Item 1A. RISK FACTORS

An investment in our shares of common stock involves risks. Investors should specifically consider the following material risks in addition to the other information contained in this Form 10-K. The occurrence of any of the following risks might cause an investor to lose a significant part of their investment. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.

Risks Related to Our Organizational Structure

We have a limited operating history, we have limited experience operating as a REIT and there is no assurance that we will achieve our investment objectives.

We are a recently formed entity with a limited operating history and may not be able to achieve our investment objectives. As of the date of this Form 10-K, we have made limited investments in real estate debt. We cannot assure investors that the past experiences of affiliates of the Advisor or the Sub-Advisor will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares may entail more risk than the shares of common stock of a REIT with a substantial operating history.

The Sub-Advisor, subject to the oversight of the Advisor, manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

The Advisor is responsible for the overall management of our activities and the Sub-Advisor is responsible for the day-to-day management of our investments. The Sub-Advisor is primarily responsible for analyzing, conducting due diligence on, and selecting prospective investments. Our board of directors approved very broad investment guidelines that delegate to the Sub-Advisor, subject to the oversight of the Advisor, the authority to execute acquisitions and dispositions of real estate debt on our behalf, in each case so long as such investments are consistent with the Sub-Advisory Agreement, our investment guidelines and our charter. The Sub-Advisor will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our charter. There can be no assurance that the Sub-Advisor will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of directors will be required only for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Advisor and the Sub-Advisor. Furthermore, transactions entered into on our behalf by the Sub-Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

There is no public trading market for our shares; therefore, an investor’s ability to dispose of their shares will likely be limited to repurchase by us. If an investor does sell their shares to us, such investor may receive less than the price they paid.

There is no current public trading market for our shares, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for an investor to dispose of their shares. We expect to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which an investor initially purchased their shares. As a result, such investor may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.

An investor’s ability to have their shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the number of shares we may repurchase is subject to volume limitations. Further, our board of directors may modify, suspend, or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real estate debt or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases is limited to no more than 2.5% of our aggregate NAV per calendar quarter (based on the aggregate NAV as of the last date of the month immediately prior to the repurchase date) and to no more than 10% of our aggregate NAV per year (based on the average aggregate NAV as of the end of each of our trailing four quarters). Additionally, shares that have not been outstanding for at least one year, as further described in our share repurchase plan, will not be repurchased, provided that such minimum holding requirement and the pro rata repurchase requirement may be waived by us in the case of documented death, qualifying disability, or bankruptcy of a stockholder or other exigent circumstances, as further described in our share repurchase plan. Further, our board of directors may amend, suspend or terminate our share repurchase plan or waive any of its specific conditions if it deems such action to be in our best interests. If the total amount of all shares requested to be repurchased in any given quarter is not repurchased, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class and subject to the volume limitation and the order of priority described in our share repurchase plan. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of our share repurchase plan, as applicable.

Our assets will primarily consist of real estate debt that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real estate debt or other illiquid investments rather than repurchasing our shares is in our best interests as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of our share repurchase plan within any specified period of time, we may effectively terminate our share repurchase plan by suspending it indefinitely. As a result, an investor’s ability to have their shares repurchased by us may be limited and at times an investor may not be able to liquidate their investment.

Our shares will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, an investor will have limited liquidity and may not receive a full return of their invested capital if they sell their shares.

Our shares are illiquid assets for which there is not expected to be any secondary market, nor is it expected that any will develop in the future. An investor’s ability to transfer their shares is limited. In an effort to provide our stockholders with liquidity in respect of their investment in our shares, we have adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a quarterly basis that we repurchase all or any portion of their shares. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of our shares that have been requested to be repurchased in any particular quarter in our discretion. If an investor is able to sell their shares, they may only be able to sell them at a substantial discount for the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell such shares to someone in those states. Our shares should be purchased as a long-term investment only.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by asset type and location, could be materially adversely affected.

We face risks associated with the deployment of our capital.

In light of the continuous nature of our private offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable assets on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our shares in our private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to management fees.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for an investor’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to investors. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common stock or do not deploy sufficient capital to meet our targeted leverage percentage, our results of operations and financial condition may be adversely affected.

The amount and source of distributions we may make to our stockholders are uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

Our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Form 10-K. We may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	the limited size of our portfolio in the early stages of our development;
•	our inability to invest the proceeds from sales of our shares on a timely basis in income-producing assets;
•	high levels of repurchase requests under our share repurchase plan for a prolonged period of time, which could lead to the disposition of investments to generate liquidity to satisfy repurchase requests.
•	our inability to realize attractive risk-adjusted returns on our investments;
•	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•	defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of an investor’s investment.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, from borrowings or the sale of or repayment under our assets, expense support from the Advisor and the Sub-Advisor, or proceeds from our private offering, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operation. Therefore, particularly in the earlier part of our private offering, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, from borrowings, offering proceeds, expense support from the Advisor and the Sub-Advisor, or the sale of or repayment under our assets. We may also fund our distributions with proceeds from our private offering. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including how quickly we invest the proceeds from our private offering and the performance of our real estate debt portfolio. Funding distributions from borrowings or the sale of or repayment under our assets will result in us having less funds available to acquire real estate debt or other real estate-related investments. As a result, the return an investor realizes on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities may impact the NAV of shares and the value of an investor’s investment. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investor’s investment. There is no guarantee any of our operating expenses will be deferred and neither the Advisor nor the Sub-Advisor is under any obligation to receive future fees or distributions in our shares and may elect to receive such amounts in cash.

Purchases and repurchases of our shares are not made based on the current NAV per share.

Generally, our offering price per share with respect to our shares and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the month immediately prior to the purchase date or the repurchase date, respectively, plus, in the case of our offering price, applicable upfront selling commissions and Managing Dealer fees. The NAV per share, if calculated as of the date on which an investor makes their subscription request or repurchase request, may be significantly different than the transaction price such investor pays or the repurchase price an investor receives. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that an investor acquires or we repurchase our shares; however, the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.

Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value.

Our board of directors, including a majority of our independent directors, has adopted a valuation policy that contains a comprehensive set of guidelines to be used in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. The Advisor will initially determine the fair value of our assets in accordance with our valuation policy based on the recommendation of the Sub-Advisor and with the assistance of one of our independent valuation advisors. Recommendations are then presented to the audit committee and the ultimate determination of the fair value of our assets for which market quotations are not readily available will be made by our audit committee. Our board of directors has also delegated the calculation of our NAV to the Advisor, as the administrator (the “Administrator”); however, our board of directors is ultimately responsible for the determination of our NAV. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Additionally, the Advisor and Sub-Advisor may, in their discretion, consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating the valuation of our assets for a particular month. Under our valuation policy, certain assets will be valued based on the Sub-Advisor’s proprietary pricing models. For more information regarding our valuation process, see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Calculation and Valuation of Net Asset Value.”

Within the parameters of our valuation policy, the valuation methodologies used to value our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor, the Sub-Advisor, and our independent valuation advisors. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase our shares or NAV-based fees we paid to the Advisor, the Sub-Advisor and CNL Securities Corp. (the “Managing Dealer”) to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price an investor will pay for our shares in our private offering, and the price at which an investor’s shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, an investor may pay more than realizable value or receive less than realizable value for such investor’s investment.

Our NAV per share amounts may change materially if the valuations of our assets materially change from prior valuations.

In connection with the monthly NAV process, the valuations of our assets will be conducted monthly. When these valuations are considered by the Advisor and the Sub-Advisor for purposes of valuing the relevant asset, there may be a material change in our NAV per share amounts for each class of our shares from those previously reported. These changes in an asset’s value may be as a result of asset-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new monthly valuation may differ materially from the prior valuation, the adjustment to take into consideration the new valuation may cause the NAV per share for each class of our shares to increase or decrease.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The determination of our monthly NAV per share will be based in part on monthly valuations of our real estate debt and other securities for which market prices are not readily available reviewed by our independent valuation advisors, each in accordance with valuation policy approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent valuation. The Advisor and Sub-Advisor will review valuation reports and monitor our real estate debt, and are responsible for notifying the independent valuation advisors of the occurrence of any market-driven event they believe may cause a material valuation change in the real estate debt valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation policy. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders whose shares are repurchased, or existing stockholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our NAV, including the components used in calculating our NAV, will not be prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future. The monthly NAV for each class of shares will be based on the fair values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including allocated or accrued management fees, total return incentive fees and the deduction of any distribution and stockholder servicing fees specifically applicable to such class of shares). We accrue estimated income and expenses on a monthly basis based on our budgets, projections and analyses. As soon as practicable, and on an ongoing basis, we adjust the income and expenses we have allocated or estimated for that month to reflect the income and expenses actually earned and incurred. These NAV and our underlying valuations may differ from liquidation values that could be realized in the event that we were forced to sell our assets. Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our shares and the amount of the Advisor’s and the Sub-Advisor’s management fee and total return incentive fee. You should carefully review the disclosure of our valuation policy and how NAV will be calculated under “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters—Calculation and Valuation of Net Asset Value.”

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of an investor’s investment in us will be more dependent on the performance of any of the specific assets we acquire.

Our private offering is being made on a “best efforts” basis, which means that the Managing Dealer is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our private offering, or other offerings or otherwise may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s or market’s performance would adversely affect our profitability will increase. There is a greater risk that investors will lose money in their investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. The success of our private offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the Managing Dealer to establish and maintain relationships with a network of licensed securities broker-dealers and other intermediaries to sell our shares. If the Managing Dealer fails to perform, we may not be able to raise adequate proceeds through our private offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, an investor could lose all or a part of their investment.

Our board of directors has, and may in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his, her or its shares.

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•	staggering the board of directors into three classes;

•	requiring a two-thirds vote of stockholders to remove directors;

•	providing that only the board of directors can fix the size of the board;

•	by providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and

•	providing for a majority requirement for the calling of a stockholder-requested special meeting of stockholders.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected pursuant to Subtitle 8 that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. We have not elected to be subject to all of the provisions described above.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then-outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such person would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and

•	two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder unless, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its shares.

The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination involving us and any person, including CNL, Balbec, the Managing Dealer, the Advisor and the Sub-Advisor, from the provisions of this law, provided that such business combination is first approved by our board of directors.

Our charter permits our board of directors to issue preferred stock on terms that may be senior to the rights of the holders of our shares or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could be senior to the rights of the holders of our shares or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our shares.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce an investor’s and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, as permitted by Maryland law, our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, and they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we intend to enter into separate indemnification agreements with each of our officers and directors. Notwithstanding the above, our charter provides that we may not indemnify a director, the Advisors or any of our or the Advisors’ affiliates for any liability or loss suffered by any of them, or hold any of them harmless for any loss or liability suffered by us, unless such person has determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, such person was acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our non-independent directors, the Advisors or any of our or the Advisors’ affiliates (or gross negligence or willful misconduct by any of our independent directors), and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders. Nevertheless, an investor and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce an investor’s and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases.

Our charter contains stock ownership limits, which may delay or prevent a change of control.

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. These ownership limitations could also have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our charter’s constructive ownership rules are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding shares, determined as described in the preceding paragraph, by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding shares and thus violate the share ownership limits. Our charter also provides that any attempt to own or transfer shares of our common stock or preferred stock (if and when issued) in excess of the stock ownership limits without the consent of our board of directors or in a manner that would cause us to be “closely held” under Section 856(h) of the Internal Revenue Code (without regard to whether our shares are held during the last half of a taxable year) will result in our shares being deemed to be transferred to a trustee for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the share ownership limits or the restrictions on ownership and transfer of our stock, any such transfer of such shares being null and void. These constructive ownership rules may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

An investor’s percentage ownership interest in us will be diluted if we issue additional shares.

Holders of our shares will not have pre-emptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock, of which 200,000,000 shares are classified as Class T shares, 200,000,000 shares are classified as Class D shares, 250,000,000 shares are classified as Class I shares, 200,000,000 shares are classified as Class A shares, 100,000,000 are classified as Class FA shares, and 50,000,000 shares are classified as Class E shares and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After an investor purchases our shares in our private offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in our private or future private or public offerings; (2) issue shares upon the exercise of the options we may grant to our directors or future employees; (3) issue shares to the Advisor, the Sub-Advisor or their respective successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; or (4) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares after an investor’s purchase in our private offering, such investor’s percentage ownership interest in us will be diluted.

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold stockholder advisory votes on executive compensation.

In addition, we are a “smaller reporting company,” as such term is defined in the Exchange Act. As a smaller reporting company, we are also eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not smaller reporting companies. To the extent that we continue to qualify as a smaller reporting company after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) scaled executive compensation disclosures and (2) the requirement to provide only two years of audited financial statements, instead of three years.

Once we are no longer an emerging growth company or a smaller reporting company, so long as shares of our common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not have any executive compensation, making the exemptions listed in (4) and (5) above generally inapplicable.

We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

An investor’s investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to continue to conduct our operations so that we are not an investment company under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from registration under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.

We depend on the Advisors to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We will depend on the Advisors and their respective affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. The liability of the Advisors for losses incurred due to the occurrence of any such errors may be limited.

We are subject to the risk that our intended investment transactions may not be effected in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Advisors or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our private offering, or other offerings, which could harm our ability to achieve our investment objectives.

Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The continued impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend our private offering to certain retail customers or the amount of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in our private offering, or other offerings, it may harm our ability to achieve our objectives.

We could be negatively impacted by cybersecurity attacks.

We, and our businesses, as well as the Advisor and the Sub-Advisor, may use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information, and ranging from individual attempts to advanced persistent threats. The risk of such a security breach or disruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and will likely continue to increase in the future. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include disrupted operations, misstated or unreliable financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, regulatory enforcement litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training to assist associated persons of the Advisors in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Additionally, the cost of maintaining and improving such systems and processes, procedures and internal controls may increase from its current level. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber-attacks, natural disasters and defects in design. Additionally, due to the size and nature of our company, we rely on third-party service providers for many aspects of our business. Although we conduct due diligence on the cybersecurity of our third-party vendors, there can provide no assurance that the networks and systems that our third-party vendors have established or use will be effective. Even if we, the Advisor or the Sub-Advisor are not targeted directly, cyber-attacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including vendors, software creators, cybersecurity service providers, and other third parties with whom we, the Advisor or the Sub-Advisor do business, may occur, and such events could disrupt our normal business operations and networks in the future.

We may change our investment and operational policies without stockholder consent.

We may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Form 10-K. Our board of directors also approved very broad investment policy guidelines with which we must comply and which can be changed by our board of directors. These guidelines provide the Advisor and the Sub-Advisor with broad discretion. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

General Risks Related to Our Investments

Investments in real estate debt are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.

The real estate debt in which we may invest may not be fully protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt is also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

Prepayment rates may adversely affect the value of our portfolio.

Prepayment rates may adversely affect the value of our portfolio. Prepayment rates on our investments, where contractually permitted, are influenced by changes in current interest rates, significant improvement in the performance of underlying real estate assets and a variety of economic, geographic and other factors beyond our control. Consequently, prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from increases in such rates. The conditional prepayment rate (“CPR”) is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. An increase in prepayment rates, as measured by the CPR, will typically accelerate the amortization of our securitized portfolio of loans, thereby reducing the yield or interest income earned on such assets.

In periods of declining interest rates, prepayments on investments generally increase and the proceeds of prepayments received during these periods may be reinvested by us in comparable assets at reduced yields. In addition, the market value of investments subject to prepayment may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Conversely, in periods of rising interest rates, prepayments on investments, where contractually permitted, generally decrease, in which case we would not have the prepayment proceeds available to invest in comparable assets at higher yields. Under certain interest rates and prepayment scenarios, we may fail to recoup fully our cost of certain investments.

Our investments in RMBS may result in losses stemming from prepayments on the underlying asset and changes in interest rates.

We intend to purchase mortgage loans and bundle such assets and issue securities backed by such assets, including re-performing and performing mortgage loans. Investing in, issuing or holding structured finance securities backed by mortgage loans may entail a variety of unique risks. Among other risks, structured finance securities backed by mortgage loans may be subject to prepayment risks, credit risks, liquidity risks, interest rate risks, operations risks, structural risks and legal risks.

RMBS in general are subject to particular risks because they have yield and maturity characteristics corresponding to their underlying assets. Unlike traditional debt securities, which may pay a fixed rate of interest until maturity when the entire principal amount comes due, payments on certain RMBS include both interest and a partial payment of principal. This partial payment of principal may be comprised of a scheduled principal payment, as well as an unscheduled payment from the voluntary prepayment, refinancing, or foreclosure of the underlying assets. As a result of these unscheduled payments of principal, or prepayments on the underlying assets, the price and yield of RMBS can be adversely affected. For example, during periods of declining interest rates, prepayments can be expected to accelerate, and we may reinvest proceeds at the lower interest rates then available. Prepayments of mortgages that underlie securities purchased at a premium could result in capital losses because the premium may not have been fully amortized at the time the obligation is prepaid. In addition, like other interest-bearing securities, the values of RMBS generally fall when interest rates rise, but when interest rates fall, their potential for capital appreciation may be limited due to the existence of the prepayment feature.

The performance of any RMBS, and the results of hedging arrangements entered into with respect thereto, will be affected by: (1) the rate and timing of principal payments on the underlying assets; and (2) the extent to which such principal payments are applied to reduce, or otherwise result in the reduction of, the principal or notional amount of such RMBS. The rate of principal payments on a pool of RMBS will in turn be affected by the amortization schedules of the assets (which, in the case of assets with an adjustable-rate feature, may change periodically to accommodate adjustments to the mortgage rates thereon) and the rate of principal prepayments thereon (including for this purpose, voluntary prepayments by borrowers and prepayments resulting from liquidations of RMBS due to defaults, casualties, or condemnations affecting the related properties).

The extent of prepayments of principal of the assets underlying RMBS may be affected by a number of factors, including the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the underlying assets, possible changes in tax laws, other opportunities for investment, homeowner mobility, and other economic, social, geographic, demographic, and legal factors. In general, any factors that increase the attractiveness of selling a mortgaged property or refinancing such property, enhance a borrower’s ability to sell or refinance or increase the likelihood of default under an RMBS which would be expected to cause the rate of prepayment in respect of a pool of RMBS to accelerate. In contrast, any factors having an opposite effect would be expected to cause the rate of prepayment of a pool of RMBS to slow.

The rate of prepayment on a pool of RMBS is likely to be affected by prevailing market interest rates for mortgages of a comparable type, term, and risk level. When the prevailing market interest rate is below a mortgage coupon, a borrower generally has an increased incentive to refinance. Even in the case of assets with an adjustable-rate component, as prevailing market interest rates decline, and without regard to whether the mortgage rates on such assets decline in a manner consistent therewith, the related borrowers may have an increased incentive to refinance for purposes of either: (1) converting to a fixed-rate security; or (2) taking advantage of a different index, margin, or rate cap or floor on another adjustable-rate note. Therefore, as prevailing market interest rates decline, prepayment speeds would be expected to accelerate.

Increases in monthly payments on adjustable-rate mortgages due to higher interest rates may result in greater future delinquency rates. Borrowers with adjustable payments may be exposed to increased monthly payments when the related mortgage interest rate adjusts upward from the initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers subject to adjustable rates.

Borrowers seeking to avoid these increased monthly payments by refinancing may no longer be able to find alternatives at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance. Furthermore, borrowers who intend to sell their homes on or before the expiration of the fixed-rate periods may find that they cannot sell their properties for an amount equal to or greater than their unpaid principal balances. These events, alone or in combination, may contribute to higher delinquency rates and therefore potentially higher losses on RMBS.

Our investments in RMBS may involve structural and legal risks.

RMBS have structural characteristics that distinguish them from other asset backed securities. For example, the rate of interest payable on RMBS may be set or effectively capped at the weighted average net coupon of the underlying mortgage loans themselves. Generally, our return on these investments is dependent on the relative timing and rate of delinquencies, defaults and prepayments of mortgage loans, including mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. U.S. federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors.

In addition, structural and legal risks of RMBS include the possibility that, in a bankruptcy or similar proceeding involving the originator or the servicer (often the same entity or affiliates), the assets of the issuer could be treated as never having been truly sold by the originator or other seller to the related issuing entity and could be substantively consolidated with those of such originator or seller, or the transfer of such assets to the issuing entity could be voided as a fraudulent transfer. Challenges based on such doctrines could result also in cash flow delays and losses on the related issue of RMBS. Our target assets for investment include re-performing loans. Given that such loans have a history of non-performance, they are inherently risky, and when compared to loans with no history of non-performance, there is a higher risk that such loans will become non-performing loans again.

It is expected that a substantial portion of the RMBS in which we invest will not be guaranteed or insured by any governmental agency or instrumentality or by any other person, although we are permitted to invest in direct obligations of, or that are fully guaranteed as to principal and interest by, the United States or certain instrumentalities thereof. To the extent the RMBS are not guaranteed or insured by the United States or certain instrumentalities thereof, distributions on RMBS will depend solely upon the amount and timing of payments and other collections on the related underlying mortgage loans, and no other transaction party will be obligated to make payment on the RMBS.

The market for the U.S. performing and re-performing whole mortgage loans and other residential mortgage loans in which we invest is subject to various layers of regulation and oversight.

Numerous federal, state and local consumer protection laws in the United States impose substantive requirements upon mortgage lenders and holders of mortgage loans in connection with the origination, servicing and enforcement of the mortgage loans. Applicable federal, state and local laws regulate, among other things, interest rates and other charges, closing practices, compensation and licensing of brokers, lenders, holders and individual loan originators and may require certain disclosures. In addition, other federal, state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair, deceptive and abusive practices, and debt collection practices may be applied to the origination, ownership, servicing and collection of the mortgage loans.

State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development (“HUD”) and state and local governmental authorities continue to monitor lending practices by some originators, including practices sometimes referred to as “predatory lending” practices, as well as fair lending requirements. Federal, state and local governmental agencies have imposed sanctions on originators for practices including, but not limited to, charging borrowers excessive fees, steering borrowers to loans with higher costs or more onerous terms, imposing higher interest rates than the borrower’s credit risk warrants, and failing to adequately disclose the material terms of residential loans to the borrowers.

Additional requirements may be imposed under federal, state or local laws on so-called “high cost mortgage loans” or “higher-priced mortgage loans,” which typically are defined as loans secured by a consumer’s dwelling that have interest rates or origination costs in excess of prescribed levels. These laws may limit certain loan terms, such as prepayment charges, balloon payments or late fees, or the ability of a creditor to refinance a loan unless it is in the borrower’s interest, and may require counselling of borrowers before a loan is originated. In addition, certain of these laws may allow claims against loan brokers or originators, including claims based on fraud or misrepresentations, to be asserted against persons acquiring the loans, such as us.

U.S. state and local governments may require originators, servicers and holders of residential mortgage loans to obtain certain licenses and permits. Although the Sub-Advisor has an approved MSR investment platform that is licensed to do business in all fifty states, we have not obtained any licenses or permits in connection with holding the residential mortgage loans and no assurance can be given that a state or local government will not assert that we must obtain a particular license or permit or that we will be able to rely on the Sub-Advisor and its affiliates for certain of our operations.

In addition to those addressed above, numerous federal laws in the United States apply to the origination, servicing, collection and enforcement of residential mortgage loans. Violations of certain provisions of these federal, state and local laws may limit the ability of the applicable servicer to collect all or part of the principal of, or interest on, the related mortgage loans and in addition could subject us to damages and administrative enforcement (including disgorgement of prior interest and fees paid). In particular, an originator’s failure to comply with certain requirements of federal and state laws could subject us (and other assignees of residential mortgage loans) to monetary penalties, and result in the obligors’ rescinding the residential mortgage loans against either us or subsequent holders of such residential mortgage loans. It is possible in the future that governmental authorities or attorneys general may take actions against us that could prohibit servicers of such mortgage loans from pursuing foreclosure actions, provide new defenses to foreclosure, or otherwise limit the ability of any servicer, to take actions (such as pursuing foreclosures) that may be essential to preserve the value of such mortgage loan. Any such limitations would adversely affect our ability to realize on residential mortgage loans.

Reinvestment risk could affect the price for our shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of borrowers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

We will invest in real estate-related debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrowers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals, changes in the financial resources of borrowers, changes in the availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on the disposition of assets, acts of God, terrorist attacks, war, demand and/or real estate values generally and other factors that are beyond the control of the Advisor and Sub-Advisor. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us.

The Advisor and Sub-Advisor cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.

Difficult conditions in the residential mortgage and residential real estate markets as well as general market concerns, including macroeconomic events, may adversely affect the value of residential mortgage loans, including U.S. performing and re-performing whole mortgage loans and other target assets in which we invest.

Our business is materially affected by conditions in the residential credit market, the residential real estate market, the financial markets, and the economy, including increasing inflation, energy costs, unemployment, geopolitical issues, pandemics, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential credit market in the United States has experienced, in the past, a variety of difficulties and challenging economic conditions, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles (including publicly traded mortgage REITs) incurred extensive losses from exposure to the residential credit market as a result of these difficulties and conditions. Continuing concerns over these factors have contributed to increased volatility and unclear expectations for the economy and markets going forward and continue to impact investor perception of the risks associated with the residential real estate market, residential mortgage loans and various other target assets in which we may invest. As a result, values for residential mortgage loans, including U.S. performing and re-performing whole mortgage loans, and various other target assets in which we invest, have also experienced, and may continue to experience, significant volatility. Any deterioration of the residential credit market and investor perception of the risks associated with residential mortgage loans, including U.S. performing and re-performing whole mortgage loans, and various other of our target assets could have a material adverse effect on us.

Although obtaining collateral from counterparties is intended to help mitigate our potential exposure to a default by or the insolvency of a counterparty, such risks cannot be completely removed.

Although obtaining collateral from counterparties and any collateral management system implemented is intended to help mitigate our potential exposure to a default by or the insolvency of a counterparty, such risks cannot be completely removed. The collateral provided may not be sufficient to meet the counterparty’s obligations for a number of reasons. In addition, the value of the underlying real estate provided as collateral may not have a live quoted price.

There is no guarantee that the collateral will be correctly and accurately valued. To the extent that the collateral is not correctly valued, we may suffer a loss. Even if the collateral is correctly valued, the collateral may decrease in value between the time of default or insolvency of the counterparty and the time at which title to the collateral is obtained. The risk of a decrease in the value of collateral may be greater for illiquid assets (specifically real estate), due to the length of time it may take to obtain title to such assets, and such assets may comprise all or a significant portion of the collateral provided. While the collateral management process will be monitored by the Sub-Advisor, to the extent that the management process is not correctly adhered to and implemented, we may suffer a loss in the event of default or insolvency of the counterparty.

Our operating results are dependent upon the Sub-Advisor’s ability to source a large volume of U.S. performing and re-performing whole mortgage loans and other target assets for our investments on attractive terms.

Our operating results are dependent upon the Sub-Advisor’s ability to source a large volume of desirable U.S. performing and re-performing whole mortgage loans and other target assets for our investment on attractive terms, and the Sub-Advisor may be unable to do so for many reasons. The Sub-Advisor may be unable to identify originators that are able or willing to originate U.S. performing and re-performing whole mortgage loans and other target assets that meet our standards on favorable terms or at all. General economic factors, such as recession, declining home values, unemployment, and high interest rates, may limit the supply of available U.S. performing and re-performing whole mortgage loans and other target assets. Moreover, competition for U.S. performing and re-performing whole mortgage loans and other target assets may drive down supply or drive up prices, making it uneconomical to purchase such loans or other target assets. For instance, in acquiring U.S. performing and re-performing whole mortgage loans and other target assets from unaffiliated parties, we compete with a broad spectrum of institutional investors. Increased competition for, or a reduction in the available supply of, qualifying investments could result in higher prices for (and thus lower yields on) such investments, which could narrow the yield spread over borrowing costs. Competition may also reduce the number of investment opportunities available to us and may adversely affect the terms upon which investments can be made. We may incur due diligence or other costs on investments which may not be successful or may not be completed at all (otherwise referred to as “broken deal” costs.) As a result, we may incur additional costs to acquire a sufficient volume of U.S. performing and re-performing whole mortgage loans and other target assets or be unable to acquire such loans and other target assets at reasonable prices or at all. There can be no assurance that attractive investments will be available for us or that available investments will meet our strategies. If we cannot source an adequate volume of desirable U.S. performing and re-performing whole mortgage loans and other target assets on attractive terms or at all, we may be materially and adversely affected.

Although we do not intend to invest in non-performing residential mortgage loans, if we do acquire non-performing loans, this could increase our risk of loss.

We do not presently intend to invest in non-performing residential mortgage loans which we define as a loan where the borrower has failed to make timely payments of principal and/or interest within the prior three months. It is possible that our investment strategy may change such that we invest in non-performing residential mortgage loans. These mortgage loans could be considered to be “distressed.” It is possible we may acquire a loan which was performing upon acquisition but subsequently becomes non-performing. Borrowers on non-performing residential mortgage loans may be in economic distress and/or may have become unemployed, bankrupt, or otherwise unable or unwilling to make payments when due. Furthermore, borrowers of non-performing mortgage loans may be in economic distress due to changes in the general economic climate or local conditions (such as an oversupply of space or a reduction in demand for space), competition based on rental rates, attractiveness and location of the properties, changes in the financial condition of tenants, and changes in operating costs. Distressed assets may entail characteristics that make disposition or liquidation more challenging, including, among other things, severe document deficiencies or underlying real estate located in states with extended foreclosure timelines. Additionally, many of these loans may have LTVs in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Any loss we may incur on such investments may be significant and could materially and adversely affect us.

Non-QM loans are loans that are underwritten pursuant to less stringent underwriting guidelines, and to the extent we invest in Non-QM loans, we could experience higher rates of delinquencies, defaults and foreclosures than those experienced by loans underwritten to more stringent underwriting guidelines and be subject to increased risks.

Non-QM loans have flexibility in underwriting guidelines and are subject to credit risk. The underwriting guidelines for Non-QM loans may be permissive as to the borrower’s debt-to-income, credit history, and/or income documentation. Loans that are underwritten pursuant to less stringent underwriting guidelines could experience substantially higher rates of delinquencies, defaults and foreclosures than those experienced by loans underwritten to more stringent underwriting guidelines. Non-QM loans also include “scratch and dent” loans which are recently originated mortgage loans closed with the intent to be delivered or sold in the secondary market, typically to a GSE, however, at some point an underwriting exception was discovered and caused the loan to be repurchased and then resold to investors like us. Although scratch and dent Non-QM loans are often the result of trivial or non-material underwriting exceptions and are often performing, there is no guarantee such will be the case with any scratch and dent Non-QM loans we acquire. If our Non-QM loans are underwritten to more flexible guidelines which have increased risk and may cause higher delinquency, default, or foreclosure rates given economic stress, the performance of our investments in our Non-QM loan portfolio could be correspondingly adversely affected, which could materially and adversely affect us. A Non-QM loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of any such Non-QM loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon the sale of such real estate may not be sufficient to recover our cost basis in the Non-QM loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses. The value of Non-QM loans is also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to a reduction in a borrower’s mortgage debt by a bankruptcy court. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards and other liabilities. In some cases, these claims may lead to losses exceeding the purchase price of the related Non-QM loan or property. Unlike Agency RMBS, Non-QM loans are not guaranteed by the U.S. Government or any GSE.

The U.S. performing and re-performing whole mortgage loans and other residential mortgage loans in which we invest are subject to a risk of default, among other risks.

Our strategy includes making credit-sensitive investments primarily in U.S. performing and re-performing whole mortgage loans. We also may invest in other target assets. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Such acquisitions and investments will subject us to risks which include, among others:

•	declines in the value of real estate, and in particular the value of residential real estate;

•	risks related to general and local economic conditions, including unemployment rates;

•	lack of available mortgage funding for borrowers to refinance or sell their homes or other properties;

•	overbuilding and/or housing availability;

•	increases in property taxes;

•	changes in U.S. federal and state lending laws;

•	changes in zoning laws;

•	costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold;

•	casualty or condemnation losses;

•	acts of God, terrorism, social unrest, and civil disturbances;

•	uninsured damages from floods, earthquakes, or other natural disasters, including those resulting from global climate change;

•	limitations on and variations in rents;

•	fluctuations in interest rates;

•	undetected or unknown fraudulent activity by borrowers, originators, sellers of mortgage loans and/or other third-party service providers;

•	undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations which cause a material diminution in the value of such loan from underwriting; and

•	failure of the borrower to adequately maintain the property.

To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. Additionally, we may be required to foreclose on a mortgage loan and such actions would subject us to greater concentration of the risks of the real estate markets and risks related to the ownership and management of real property.

We may face material risks around security arrangements.

The security arrangements under a loan in which we have invested may not have been properly created or perfected, or may be subject to other legal or regulatory restrictions. While we will invest in secured loans, the security arrangements in relation to such loans will be subject to such security having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of security by a borrower under a loan, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. If the loans in which we invest do not benefit from the expected security arrangements, this may affect the value of such investments. A lender also risks such liability on foreclosure of the mortgage. Any such lien arising with respect to a mortgaged property would adversely affect the value of the mortgaged property and could make impracticable foreclosure on the mortgaged property in the event of a default by the related debtor.

The operating and financial risks of borrowers may adversely affect our results of operations and financial condition.

Our investments involve credit or default risk, which is the risk that a borrower will be unable to make principal and interest payments on its outstanding debt when due. We may acquire interests in loans which thereafter may become nonperforming for a variety of reasons. The risk of default and losses on real estate debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the U.S. residential real estate market in general as well as general economic conditions. Furthermore, the financial condition of one or more of our borrowers could deteriorate as a result of, among other things, an economic downturn. As a result, underlying borrowers that we expected to be stable may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

We will face risks associated with hedging transactions.

Subject to maintaining our qualification as a REIT, we intend to utilize a wide variety of derivative and other hedging instruments, including interest rate hedges, for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Sub-Advisor may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—We intend to invest in derivatives, which involve numerous risks” below.

We intend to invest in derivatives, which involve numerous risks.

Subject to maintaining our status as a REIT and in connection with any financing arrangements we put in place, we intend, from time to time, to engage in a variety of hedging transactions that seek to mitigate the effects of fluctuations in interest rates and their effects on our cash flows. These hedging transactions could take a variety of forms, including interest rate swaps, total return swaps, credit default swaps and indices thereon, short sales (typically related to treasuries), futures, options and similar financial instruments.

Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater, and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange-traded instruments.

The ability to successfully use derivative investments depends on the ability of the Advisor and Sub-Advisor. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Advisor and Sub-Advisor must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Subject to any limitations required to maintain qualification as a REIT, in addition to acquiring MSRs, we intend to seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

Political changes may affect the real estate debt markets.

The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis.

Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs of the current presidential administration could have a material adverse impact on us and our investments.

We may need to foreclose on certain of the residential mortgage loans we acquire, which could result in losses that materially and adversely affect us.

We may find it necessary or desirable to foreclose on certain of the residential mortgage loans we acquire, and the foreclosure process may be lengthy and expensive. There are a variety of factors that may inhibit the ability to foreclose upon a residential mortgage loan and liquidate real property. These factors include, without limitation: (1) extended foreclosure timelines in states that require judicial foreclosure, including states where we may hold high concentrations of residential mortgage loans; (2) significant collateral documentation deficiencies; (3) U.S. federal, state or local laws that are borrower friendly, including legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; (4) programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and (5) declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the judicial and administrative systems. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. Even if we are successful in foreclosing on a residential mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. We will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the residential mortgage loan. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. The incurrence of any such losses could materially and adversely affect us.

Additionally, in the event of the bankruptcy of a residential mortgage loan borrower, the residential mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the residential mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. If borrowers default on their residential mortgage loans and we are unable to recover any resulting loss through the foreclosure process, we could be materially and adversely affected.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

There continues to be uncertainty regarding the timing and ability of servicers to remove delinquent borrowers from their homes, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to owners of the residential mortgage loans or other assets. Since the 2008 housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as those involving “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures), mortgage servicers have historically had difficulty, and may continue to have difficulty, furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside a servicer’s control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in residential mortgage loans, including Non-QM loans, and in other target assets. Additionally, a servicer’s failure to remove delinquent borrowers from their homes in a timely manner could increase our costs, adversely affect the value of the property and residential mortgage loans, and have a material adverse effect on us.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our target assets, which could materially and adversely affect us.

The U.S. Government, through the U.S. Treasury, the Federal Housing Administration, and the Federal Deposit Insurance Corporation, has in the past, and may in the future, implement programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans or to extend the payment terms of the loans.

Loan modification and refinance programs may adversely affect the performance of our residential mortgage loans and other target assets. A significant number of loan modifications relating to our investments in residential mortgage loans and other target assets, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments. In addition, it is also likely that loan modifications would result in increased prepayments on our investments. See “—General Risks Related to Our Investments—Prepayment rates may adversely affect the value of our portfolio” for information relating to the impact of prepayments on our investments.

The U.S. Congress and various state and local legislatures may pass mortgage-related legislation that would affect our business, including legislation that would allow judicial modification of loan principal in the event of personal bankruptcy. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business or whether any such legislation will require us to change our practices or make changes in our portfolio in the future. These changes, if required, could materially and adversely affect us, particularly if we make such changes in response to new or amended laws, regulations, or ordinances in any state where we hold a significant portion of our investments.

Existing loan modification programs, together with future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans and/or changes in the requirements necessary to qualify for refinancing of mortgage loans with Fannie Mae, Freddie Mac, or the Government National Mortgage Association (“Ginnie Mae”), may adversely affect the value of, and the returns on, our target assets, which could materially and adversely affect us.

Competition for investment opportunities may reduce our profitability and the return on an investor’s investment.

We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Advisor, the Sub-Advisor and their respective affiliates, particularly those with investment strategies that overlap with ours (including vehicles which are or may be sponsored in the future), may seek allocations of investment opportunities in accordance with the Advisor’s or the Sub-Advisor’s prevailing policies and procedures. Some of these entities may have greater access to capital to acquire assets than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of counterparties seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance asset acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate debt and real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire real estate debt and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, an investor may experience a lower return on their investment.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our consolidated financial statements.

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely materially and adversely affect us.

If we fail to develop, enhance and implement strategies to adapt to changing conditions in the residential real estate and capital markets, our financial condition and results of operations may be materially and adversely affected.

The manner in which we compete and the types of assets in which we seek to invest will be affected by changing conditions resulting from sudden changes in our industry, regulatory environment, the role of GSEs, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, we may be materially and adversely affected. In addition, we may not be successful in executing our business strategies and, even if we successfully implement our business strategies, we may not generate revenues or profits.

We may make joint-venture investments on an opportunistic basis, including with affiliates of the Advisor or the Sub-Advisor. Joint-venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint-venture partners and disputes between us and our joint-venture partners.

We may, on an opportunistic basis and subject to the requirements in our charter and investment policy, co-invest in the future with affiliates of the Advisor or the Sub-Advisor or third parties in partnerships or other entities that own assets. We may enter into joint ventures as part of an acquisition with the seller of the assets. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Additionally, with respect to the structure of our MSR investments, we will acquire the right to receive certain revenue streams relating to underlying mortgages within portfolios of residential MSRs through a joint venture with an affiliate of Balbec that is licensed and approved to purchase MSRs and that will act in a non-economic, controlling capacity.

Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting assets owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to asset management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

Furthermore, we may have conflicting fiduciary obligations if we acquire assets with our affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential assets, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments and such decisions may be made on an expedited basis.

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social and governance (“ESG”), legal, and regulatory and macroeconomic trends. Although the Advisors will take into consideration such non-financial investment factors, we should not be considered an ESG investment and should not be relied upon as such. There is no guarantee that ESG considerations will be a factor in making an investment decision and, if considered, there is no assurance that any ESG benefits will be achieved. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Advisor and the Sub-Advisor, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Moreover, investment analyses and decisions by the Sub-Advisor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Sub-Advisor at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment.

Involvement of third-party advisors or consultants may present a number of risks primarily relating to the Advisor’s and the Sub-Advisor’s reduced control of the functions that are outsourced. Where affiliates of the Advisor or the Sub-Advisor are utilized, the Advisor’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Advisor or the Sub-Advisor is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Advisor and the Sub-Advisor will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. We may incur broken deal costs on investments which may not be completed at all. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this Form 10-K, will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk.

There can be no assurance that the Advisor or the Sub-Advisor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices or material misstatements or omissions during the due diligence phase of potential investments or during our efforts to monitor and disclose information about the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.

When conducting due diligence and making an assessment regarding an investment, the Advisor and the Sub-Advisor will rely on the resources available to it, including information provided or reported by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Sub-Advisor carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at the portfolio asset, even activities that occurred prior to our investment therein, could have an adverse impact on us.

In the event of fraud by the seller of any asset, we may suffer a partial or total loss of capital invested in that asset. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio asset. We will rely upon the accuracy and completeness of representations made by sellers of portfolio assets in the due diligence process to the extent reasonable when we make our investments but cannot guarantee such accuracy or completeness.

In addition, we rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we believe such information to be accurate, such information cannot be independently verified by the Sub-Advisor, and in some cases such information has not been independently reviewed or audited while under our ownership or control or at all. We cannot assure investors that the financial statements or metrics of assets we will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.

Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our portfolio assets to varying degrees depending on the type of investment. For example, certain asset management and finance functions, such as data entry relating to a portfolio asset, may be outsourced to a third-party service provider whose fees and expenses will be borne by such portfolio asset or us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, could materially and adversely affect us.

Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with their primary regulator, the Federal Housing Finance Agency, acting as conservator. While Fannie Mae and Freddie Mac currently act as the primary sources of liquidity in the residential mortgage markets, both by purchasing mortgage loans for their own portfolios and by guaranteeing mortgage-backed securities, the U.S. Government may enact structural changes to one or more of the GSEs, including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their guarantees and other obligations. A substantial reduction in mortgage-purchasing activity by the GSEs could result in increased volatility in the residential housing market.

Certain actions by the U.S. Federal Reserve could materially and adversely affect us.

Changing benchmark interest rates, and the U.S. Federal Reserve’s actions and statements regarding monetary policy, can affect the fixed-income and mortgage finance markets in ways that could adversely affect the value of, and returns on, our investments, which could materially and adversely affect us. Statements by the U.S. Federal Reserve regarding monetary policy and the actions it takes to set or adjust monetary policy may affect the expectations and outlooks of market participants in ways that adversely affect our investments. Over the past few years, statements made by the Chair and other members of the U.S. Federal Reserve Board and by other U.S. Federal Reserve officials regarding the U.S. economy, future economic growth, the U.S. Federal Reserve’s future open market activity and monetary policy had a significant impact on, among other things, benchmark interest rates, the value of residential mortgage loans and, more generally, the fixed-income markets. In addition, recently the U.S. Federal Reserve Board has lowered, and may further lower in the future, certain benchmark interest rates in an effort to encourage economic growth. In 2022 and much of 2023, in response to inflationary pressures, the Federal Reserve increased interest rates substantially. However, in 2024 and 2025, in response to decreasing rates of inflation, the Federal Reserve decreased interest rates and may continue to decrease rates in the future. These statements and actions of the U.S. Federal Reserve, and other factors, also significantly impacted many market participants’ expectations and outlooks regarding future levels of benchmark interest rates and the expected yields these market participants would require to invest in fixed-income instruments. To the extent benchmark interest rates rise, one of the immediate potential impacts on our assets would be a reduction in the overall value of our assets and the overall value of the pipeline of mortgage loans that the Sub-Advisor identifies. Rising benchmark interest rates also generally have a negative impact on the overall cost of borrowings we may use to finance our acquisitions and holdings of assets, including as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the assets we finance with the use of leverage. Rising benchmark interest rates may also cause sources of leverage that we may use to finance our investments to be unavailable or more limited in their availability in the future. These and other developments could materially and adversely affect us.

The ownership of residential mortgage loans could subject us to legal, administrative, regulatory, and other risks, including those arising under U.S. federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards and disclosures to borrowers.

These laws and regulations include the CFPB’s “Know Before You Owe” mortgage disclosure rule, the ATR rules, and qualifying mortgage loan regulations, in addition to various U.S. federal, state, and local laws and regulations intended to discourage predatory lending practices by residential mortgage loan originators. Application of certain standards set forth in the ATR rules is highly subjective and subject to interpretive uncertainties. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as a purchaser or an assignee of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could materially and adversely affect us. Such risks may be higher in connection with the acquisition of Non-QM loans, which is currently the focus of our strategy. Borrowers under Non-QM loans may be more likely to challenge the analysis conducted under the ATR rules by lenders. Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure.

Increases in interest rates could adversely affect the value of our assets, cause our interest expense to increase, increase the risk of default on our assets and cause a decrease in the volume of certain of our target assets, which could materially and adversely affect us.

Our operating results depend in large part on the difference between the income from our assets, net of credit losses, and financing costs. We anticipate that, in many cases, the income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, to the extent not offset by our interest rate hedges or MSRs, may significantly influence our financial results. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. For example, recently, there has been a significant rise in inflation and the U.S. Federal Reserve Board has raised, and may continue to raise, interest rates in an effort to curb inflation. These increases in interest rates and inflation have led, and may continue to lead, to economic volatility, increased borrowing costs, price increases and risks of recession.

Fixed income assets typically decline in value if interest rates increase. If long-term interest rates were to increase significantly, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because, for example, borrowers would be less likely to prepay their mortgages. Further, an increase in short-term interest rates would increase the rate of interest payable on any short-term borrowings used to finance these assets. Subject to maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act, we expect to continue to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, but there can be no assurances that our hedges will be successful or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and could materially and adversely affect us.

36

In addition, rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that may satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, it could materially and adversely affect us. Even though MSR assets can act as a “natural hedge” in our overall portfolio in response to rising interest rates, the hedge is not perfect, either in amount or timing. Likewise, if interest rates were to fall, there could be an immediate negative effect on revenue from a decrease in the fair value of residential MSRs.

An increase in interest rates could also cause financial strain on borrowers with adjustable-rate mortgages, who might then be more likely to default. In addition, we cannot ensure that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings.

Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

Credit ratings assigned to our investments are or will be subject to ongoing evaluations and revisions, and we cannot assure investors that those ratings will not be downgraded.

Some of our investments, including securities issued in our existing or future securitization transactions for which we would be required to retain a portion of the credit risk, are or may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure investors that any such ratings would not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our portfolio and could result in losses.

Our investment in lower rated non-Agency RMBS resulting from the securitization of our assets or otherwise exposes us to the first loss on the mortgage assets held by the securitization vehicle. Additionally, the principal and interest payments on non-Agency RMBS are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.

Our target portfolio includes non-Agency RMBS which are backed by residential mortgage loans that are not issued or guaranteed by an Agency or a GSE. Within a securitization of residential mortgage loans, various securities are created, each of which has varying degrees of credit risk. Our investments in non-Agency RMBS generally are concentrated in lower-rated and unrated securities in which we are exposed to the first loss on the residential mortgage loans held by the securitization vehicle, which subjects us to the most concentrated credit risk associated with the underlying residential mortgage loans.

Additionally, the principal and interest on non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government. Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by a single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including, but not limited to, a general economic downturn, unemployment, acts of God, terrorism, social unrest, and civil disturbances, may impair the borrower’s ability to repay its mortgage loan. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In the event of defaults under residential mortgage loans backing any of our non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the residential mortgage loan.

Additionally, in the event of the bankruptcy of a residential mortgage loan borrower, the residential mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the residential mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a residential mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed residential mortgage loan. If borrowers default on the residential mortgage loans backing our non-Agency RMBS and we are unable to recover any resulting loss through the foreclosure process, we could be materially and adversely affected.

We target the acquisition of MSRs and excess MSRs, which would expose us to significant risks.

We target the acquisition of MSRs and excess MSRs. MSRs would arise from contractual agreements between us and investors (or their agents) in mortgage loans and mortgage securities. The determination of the value of MSRs will require us to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies, and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the fair value of MSRs may be materially different than the values of such MSRs estimated under our valuation policy. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on us.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. To the extent we do not hedge against changes in the value of MSRs, our investments in MSRs would be more susceptible to volatility due to changes in the value of, or cash flows from, the MSRs as interest rates change.

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated, or charged off. We may base the price we pay for MSRs and the rate of amortization of those assets on, among other things, projections of the cash flows from the related pool of mortgage loans. The Sub-Advisor’s expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the value of the MSRs could decline. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less return on such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we would only collect servicing fees for performing loans. The Sub-Advisor’s expectation of delinquencies is also a significant assumption underlying projections of potential returns. If delinquencies are significantly greater than expected, the estimated value of the MSRs could be diminished. If the estimated value of MSRs is reduced, we could suffer a loss.

Furthermore, MSRs and the related servicing activities are subject to numerous U.S. federal, state, and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the holders of such investments. Our failure to comply, or the failure of the servicer to comply, with the laws, rules, or regulations to which they are subject by virtue of ownership of MSRs, whether actual or alleged, could expose us to fines, penalties, or potential litigation liabilities, including costs, settlements, and judgments, any of which could have a material adverse effect on us. An affiliate of the Sub-Advisor has a captive master servicing team to aid in effecting our investment strategy, along with a Freddie-Mac approved MSR investment platform that is licensed to do business in all fifty states. The Sub-Advisor’s affiliated MSR investment platform also has a pending application with Fannie Mae; however, there can be no assurance such application will be granted.

Because excess MSRs are a component of the related MSR, the risks of owning an excess MSR are similar to the risks of owning an MSR. The valuation of excess MSRs is based on many of the same estimates and assumptions used to value MSR assets, thereby creating the same potential for material differences between estimated value and the actual value that is ultimately realized. Also, the performance of excess MSRs is impacted by the same drivers as the performance of MSR assets, including interest rates, prepayment speeds, and delinquency rates.

We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading, or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.

We rely on the analytical models (both proprietary and third-party models) of the Sub-Advisor and information and data supplied by third parties. The Sub-Advisor’s proprietary models rely on the use of sourced “big data” and/or artificial intelligence (“A.I.”) to review and summarize such data, which may be in the form of satellite and other images. Models and data are used to value assets or potential assets, assess asset acquisition and disposition opportunities, manage our portfolio, and assess the timing and amount of cash flows expected to be collected, and will also be used in connection with any hedging of our investments. Many of the models are based on historical trends. These trends may not be indicative of future results.

Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the models to also be incorrect. In the event models and data prove to be incorrect, faulty, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation or cash flow models, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low, to overestimate or underestimate the timing or amount of cash flows expected to be collected, or to miss favorable opportunities altogether. Similarly, any hedging activities based on faulty models and data may prove to be unsuccessful.

Some of the risks of relying on analytical models and third-party data include the following:

•	collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios or may be modeled based on simplifying assumptions that lead to errors;

•	information about assets or the underlying collateral may be incorrect, incomplete, or misleading;

•	asset, collateral or RMBS historical performance (historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation; and

•	asset, collateral or RMBS information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

Some models, such as prepayment models or default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by the Sub-Advisor could differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices or deep economic recessions or depressions), such models would employ much greater degrees of extrapolation and would therefore be more speculative and would have limited reliability. To the extent that a model relies on A.I. to review and summarize data, the A.I. could fail to accurately summarize such data and cause the model to produce incorrect results.

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is input correctly, “model prices” may differ substantially from market prices. If our market data inputs are incorrect or our model prices differ substantially from market prices, we could be materially and adversely affected.

The lack of liquidity in our assets may have a material adverse effect on us.

The investments made or to be made by us in our target assets may be or may become illiquid. Market conditions could significantly and negatively impact the liquidity of these investments. Illiquid assets typically experience greater price volatility, as a ready market may not exist, and can be more difficult to value. It may be difficult or impossible to obtain third-party pricing on the assets that we acquire. If third-party pricing is obtained, validating such pricing may be more subjective than it would be for more liquid assets due to the uncertainties inherent in valuing assets for which reliable market quotations are not available. Any illiquidity of our assets may make it difficult for us to sell such assets on favorable terms or at all. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the intrinsic value of the assets and/or the value at which we previously recorded such assets.

Assets that are illiquid are more difficult to finance using leverage. When we use leverage to finance assets and such assets subsequently become illiquid, we may lose or be subject to reductions on the financing supporting our leverage. Assets tend to become less liquid during times of financial stress, which is often when liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could have a material adverse effect on us.

Additionally, our investment strategy involves the use of securitizations to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets that will be subject to the U.S. Risk Retention Rules. Securitizations for which we act as “sponsor” (as defined in the U.S. Risk Retention Rules), and/or have previously acted as co-sponsor and were selected to be the party obligated to comply with the U.S. Risk Retention Rules, require us (or a “majority-owned affiliate” within the meaning of the U.S. Risk Retention Rules) to retain a 5% interest in the related securitization issuing entity (the “Risk Retention Securities”). The Risk Retention Securities are required to be (1) a first loss residual interest in the issuing entity representing 5% of the fair value of the securities and other interests issued as part of the securitization transaction (a “horizontal slice”), (2) 5% of each class of the securities and other interests issued as part of the securitization transaction (a “vertical slice”) or (3) a combination of a horizontal slice and a vertical slice that, in the aggregate, represents 5% of the transaction. Regardless of the form of risk retention selected, we or a majority-owned affiliate will be required to hold the Risk Retention Securities until the end of the time period required under the U.S. Risk Retention Rules (i.e., the respective risk retention holding period). We are or will be, as the case may be, generally prohibited from hedging the credit risk of the Risk Retention Securities or from financing the Risk Retention Securities except on a “full recourse” basis in accordance with the U.S. Risk Retention Rules. Accordingly, some of our securitizations require, or in the case of certain future securitizations, will require us to hold Risk Retention Securities for an extended period and contribute to the lack of liquidity in our assets, which may have a material adverse effect on us.

We may be exposed to environmental liabilities with respect to properties in which we have an interest.

In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, the presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may materially adversely affect the value of the relevant mortgage-related assets held by us.

Insurance proceeds on a property may not cover all losses, which could result in the corresponding non-performance of or loss on our investment related to such property.

There are certain types of losses, generally of a catastrophic nature, such as acts of God, earthquakes, floods, hurricanes and other weather events, terrorism, or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including acts of God, terrorism, or acts of war, also might result in insurance proceeds that are insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding non-performance of or loss on our investment related to such property.

Risks Related to Debt Financing

We may encounter adverse changes in the credit markets.

Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our stockholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.

We may use leverage in executing our business strategy, which may materially and adversely affect us.

We may use leverage in connection with the investment in and holding of mortgage loans and other assets, and we expect to finance a substantial portion of our mortgage loans through securitizations. Leverage will magnify both the gains and the losses on an investment. Leverage will increase our returns as long as we earn a greater return on investments purchased with borrowed funds than our cost of borrowing such funds although there can be no assurance that we would be able to earn such a greater return. Moreover, if we use leverage to acquire an asset and the value of the asset decreases, the leverage will increase our losses.

Our charter precludes us from borrowing in excess of 300% of the value of our net assets, which is generally expected to approximate 75% of the aggregate cost of our investments before deducting loan loss reserves, other non-cash reserves and depreciation. However, we may exceed this limit if our board of directors, including a majority of our independent directors, approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders. Such additional leverage could exacerbate any losses we incur.

We may be required to post large amounts of cash as collateral or margin to secure our leveraged positions. In the event of a sudden, precipitous drop in the value of our financed assets, we might not be able to liquidate assets quickly enough to repay our borrowings, further magnifying losses. Even a small decrease in the value of a leveraged asset may require us to post additional margin or cash collateral. This may materially and adversely affect us.

If we seek to obtain and draw on a line of credit or otherwise incur leverage to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We may seek to obtain a line of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to obtain a line of credit on financially reasonable terms. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of shares, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby. Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. To the extent we obtain variable rate debt, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service or refinance any future indebtedness that we may incur.

The volatility of the global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise, and investor demand for high-yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of assets we can purchase, and the return on the assets we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions, and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to our stockholders and the value of their investment.

Market conditions and other factors may affect our ability to securitize assets, which could increase our financing costs and materially and adversely affect us.

We expect to continue to use loan financing lines to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets pending their eventual securitization. Upon accumulating an appropriate amount of assets, we expect to continue to finance a substantial portion of our mortgage loans utilizing fixed rate term securitization funding that provides long-term financing for our mortgage loans and locks in our cost of funding, regardless of future interest rate movements, but also exposes us to the risk of first loss. Our ability to continue to obtain permanent non-recourse financing through securitizations is affected by a number of factors, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets, specifically;

•	yields on our portfolio of mortgage loans;

•	the credit quality of our portfolio of mortgage loans; and

•	our ability to obtain any necessary credit enhancement.

Securitization markets are negatively impacted by any factors which reduce liquidity, increase risk premiums for issuers, reduce investor demand, cause financial distress among financial guaranty insurance providers, or by a general tightening of credit and/or increased regulation. Conditions such as these may from time to time result in a delay in the timing of our securitization of mortgage loans or may reduce or even eliminate our ability to securitize mortgage loans and sell securities in the RMBS market, any of which would increase the cost of funding our mortgage loan portfolio. Our loan financing lines may not be adequate to fund our mortgage loan purchasing activities until such time as disruptions in the securitization markets subside. This would require us to hold the mortgage loans we acquire on our balance sheet, which would significantly delay our ability to fund the acquisition of additional mortgage loans or use equity capital to acquire any other target assets. Disruptions in the securitization market, including any adverse change, delay, or inability to access the securitization market, could therefore materially and adversely affect us.

Low investor demand for asset-backed securities could also force us to hold mortgage loans until investor demand improves, but our capacity to hold such mortgage loans in our portfolio is not unlimited. Additionally, adverse market conditions could result in increased costs and reduced margins earned in connection with our securitization transactions.

Our ability to execute securitizations may be impacted, delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. With respect to any securitization transaction engaged in by us, these factors could limit, delay, or preclude our ability to execute securitization transactions and could also reduce the returns we would otherwise expect to earn in connection with securitization transactions.

The Dodd-Frank Act imposed significant changes to the legal and regulatory framework applicable to the asset-backed securities markets and securitizations, directing various U.S. federal regulators to engage in rule-making actions aimed at dramatically reforming regulation of U.S. financial markets. Included among those changes were the adoption of several rules by the SEC as part of Regulation Asset-Backed Securities II (“Regulation AB II”), which set forth disclosure requirements for securitization transactions, and the joint establishment of the U.S. Risk Retention Rules by a group of U.S. federal regulators, which require that the sponsors of securitizations (or their “majority-owned affiliates,” as defined under Credit Risk Retention) retain a minimum of 5% of the credit risk of the assets collateralizing any securitization transaction they bring to market, subject to certain exemptions and exclusions. While many of the rule-makings required by the Dodd-Frank Act have been finalized and are either effective or pending effectiveness, others remain to be finalized or even proposed. Further, many of the rules that have been finalized have been subject to modification or interpretation since their effective date, oftentimes in order to clarify ambiguities present in the final rules. Accordingly, it is difficult to predict with certainty how the Dodd-Frank Act and the other regulations that have been proposed, finalized or recently implemented will affect our ability to execute securitizations.

In addition to the Dodd-Frank Act, its related rules and Regulation AB II, other U.S. federal or state laws and regulations that could affect our ability to execute securitization transactions may be proposed, enacted, modified or implemented. In addition, the securitization industry continues to craft changes to securitization practices, including changes to representations and warranties in securitization transaction documents, new underwriting guidelines and disclosure guidelines. These laws and regulations and changes to securitization practices could alter the structure of securitizations in the future, could pose additional risks to our participation in future securitizations or effectively preclude us from executing securitization transactions, could delay our execution of these types of transactions, or could reduce the returns we would otherwise expect to earn from executing securitization transactions.

Additionally, capital and leverage requirements applicable to banks and other regulated financial institutions that traditionally purchase and hold asset-backed securities, could result in less investor demand for securities issued through securitization transactions or increased competition from other institutions that execute securitization transactions.

We may be unable to profitably execute securitization transactions, which could materially and adversely affect us.

A number of factors may determine whether a securitization transaction that we execute or participate in is profitable. One such factor is the price at which we acquire the mortgage loans that we intend to securitize, which may be impacted by, among other things, the level of competition in the marketplace or the relative desirability to originators, of retaining mortgage loans as investments versus selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost of the short-term debt used to finance our holdings of mortgage loans after acquisition and prior to securitization. This cost may vary depending on the availability of short-term financing, interest rates, the duration of the financing, and the extent to which third parties are willing to provide such financing. Additionally, the value of mortgage loans held by us prior to securitization may vary over the course of the holding period due to changes in interest rates or the credit quality of the mortgage loans. To the extent we seek to hedge against interest rate fluctuations that affect loan value, the cost of any hedging transaction will decrease returns on the respective securitization transaction. The price that investors pay for securities issued in our securitization transactions will also significantly affect our profitability margin. Additionally, in effecting securitization transactions, we may incur transaction costs or may incur or be required to make reserves for any liability in connection with executing a transaction, and such costs can also reduce the profitability of a transaction. Furthermore, in the securitization transactions we participate in, we make certain representations and warranties about the underlying mortgage loans that we intend to securitize and we assume the obligation to repurchase or replace those mortgage loans in certain circumstances if those representations or warranties are untrue. If we are required to repurchase or replace such mortgage loans, it may impact our ability to profitably execute securitizations of mortgage loans. To the extent that we are not able to profitably execute securitizations of mortgage loans, we could be materially and adversely affected.

Rating agencies have historically played a central role in the securitization markets. Many purchasers of asset-backed securities require that a security be rated by the agencies at or above a specific grade before they will consider purchasing it. The rating agencies could adversely affect our ability to execute securitization transactions by deciding not to publish ratings for our securitization transactions or assigning ratings that are below the thresholds investors require. Further, rating agencies could alter their ratings processes or criteria after we have accumulated loans for securitization in a manner that reduces the value of previously acquired loans or that requires us to incur additional costs to comply with those processes and criteria.

We use repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses.

We use repurchase agreements as a form of leverage to finance our securities investments, and the proceeds from repurchase agreements are generally invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a repurchase agreement may decline below the price of the securities underlying the repurchase agreement that we have sold but remain obligated to repurchase. Repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into repurchase agreements, we bear the risk of loss to the extent that the proceeds of the repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

Risks Related to our Relationship with the Advisor, the Sub-Advisor and the Managing Dealer

We depend on the Sub-Advisor, under the oversight of the Advisor and our board of directors, to manage our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor and the Sub-Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

Our stockholders will have no opportunity to control our overall day-to-day operations, including investment and disposition decisions. We will be relying on the experience and knowledge of the Advisor and Sub-Advisor under the oversight of our board of directors. Our success is dependent upon our relationship with, and the performance of, the Advisor and Sub-Advisor in the implementation of our investment strategy and day-to-day management of our investments. The Advisor or the Sub-Advisor may suffer or become distracted by adverse financial or operational problems in connection with either CNL’s or Balbec’s business and activities unrelated to us and over which we have no control. Should the Advisor or the Sub-Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

The prior performance of the Advisor’s and Sub-Advisor’s prior programs or investments are not necessarily indicative of our future results. Stockholders should be aware that investment results cannot be predicted or projected reliably, that the realization of investment results is subject to significant uncertainties and contingencies and that the investment results may change materially in response to changes in one or more of such experiences, and do not constitute a prediction as to future events. Because of the uncertainties and subjective judgments inherent in selecting the assumptions and because future events and circumstances cannot be predicted, the actual investment results may differ, and may differ materially, from previous results achieved by the Advisor and/or Sub-Advisor.

Each of the Advisor and the Sub-Advisor can resign on 60 days’ notice and the Advisor and the Sub-Advisor have separately agreed to resign if the other is terminated for anything other than cause and we may not be able to find suitable replacement(s) within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Advisor has the right, under the Advisory Agreement, to resign at any time on 60 days’ written notice, whether we have found a replacement or not. If the Advisor resigns, we may not be able to contract with a new Advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all, in which case our operations are likely to experience a disruption and our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management, business activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

The Sub-Advisor also has the right, under the Sub-Advisory Agreement, to resign at any time on 60 days’ written notice, whether we or the Advisor has found a replacement or not. If the Sub-Advisor resigns, we and the Advisor may not be able to contract with a new sub-advisor. The Advisors and certain of their respective affiliates have also agreed separately that, in the event the Advisor or the Sub-Advisor is terminated or not renewed as an advisor or sub-advisor, other than for cause, the other will also terminate the Advisory Agreement or Sub-Advisory Agreement, as applicable. In such case, our operations are likely to experience a disruption and our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected.

The Advisor’s or the Sub-Advisor’s inability to retain the services of key professionals could hurt our performance.

The Advisor has delegated the authority to make investment decisions to the Sub-Advisor, subject to the oversight of the Advisor. The Sub-Advisor’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with particular professionals employed by the Sub-Advisor, subject to the oversight of the Advisor. Accordingly, our success depends to a significant degree upon the contributions of certain key professionals employed by the Advisor and the Sub-Advisor, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us, the Advisor or the Sub-Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Advisor or the Sub-Advisor have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Advisor’s and the Sub-Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Advisor or the Sub-Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The fees we will pay in connection with our private offering, other offerings, and the agreements entered into with the Advisor and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Advisor, the Sub-Advisor, the Managing Dealer and their respective affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among the Advisor, the Sub-Advisor, their respective affiliates and us were not negotiated at arm’s-length. Such agreements include the Advisory Agreement, the Sub-Advisory Agreement, the Administrative Services Agreement, a master servicing agreement (the “Master Servicing Agreement”) with PRP Advisors, LLC (“PRPA”), the Managing Dealer Agreement and other agreements we may enter into with affiliates of the Advisor or the Sub-Advisor from time to time.

Risks Related to Conflicts of Interest

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

Each of CNL and Balbec has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of CNL, Balbec, the Managing Dealer, the Advisor, the Sub-Advisor and the affiliates, partners, members, shareholders, officers, directors and employees of the foregoing, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates (including the Advisor and Sub-Advisor) determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates (including the Advisor and Sub-Advisor) will take such actions as we determine appropriate to mitigate the conflict. In accordance with our charter, transactions between us and the Advisor, the Sub-Advisor, one or more of our directors or any of their respective affiliates require approval by our board of directors, including a majority of our independent directors. However, there is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Advisory Agreement, the Sub-Advisory Agreement, or the policies and procedures adopted by the Advisor, the Sub-Advisor, CNL, Balbec and their affiliates will enable us to identify, adequately address or mitigate these conflicts of interest and there can be no assurance that our board of directors, CNL or Balbec will identify or resolve all conflicts of interest in a manner that is favorable to us.

The Advisors face conflicts of interest because the fees they receive for services performed are based in part on our NAV, which the Advisors are ultimately responsible for determining.

The Advisors are paid management fees for their services based on our NAV, which is calculated by the Administrator, based on valuations provided by the Advisors. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and, therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisors may benefit from us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of our shares or the price paid for the repurchase of an investor’s shares on a given date may not accurately reflect the value of our portfolio, and such investor’s shares may be worth less than the purchase price or more than the repurchase price. The valuation of our investments will affect the amount of the management fees paid to the Advisors. As a result, there may be circumstances where the Advisors are incentivized to determine valuations that are higher than the actual fair value of our investments.

The Advisor’s and the Sub-Advisor’s management fee and total return incentive fee may not create proper incentives or may induce the Advisors or their affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We will pay the Advisor and the Sub-Advisor a management fee regardless of the performance of our portfolio. The Advisor’s and the Sub-Advisor’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We would be required to pay the Advisor and the Sub-Advisor a management fee in a particular period even if we experienced a net loss or a decline in the value of our portfolio during that period. We will also be required to reimburse the Advisor and the Sub-Advisor for certain expenses described in the Advisory Agreement and Sub-Advisory Agreement.

The existence of the Advisor’s and the Sub-Advisor’s total return incentive fee, which is based on the investment return provided to stockholders (the “total return to stockholders”) for each share class in any calendar year, may create an incentive for the Advisor or the Sub-Advisor to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Advisor and the Sub-Advisor may receive the total return incentive fee based on unrealized gains in certain assets at the time of such fees and such gains may not be realized when those assets are eventually disposed of.

Because the management fee and total return incentive fee are based on our NAV, the Advisor and/or the Sub-Advisor may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to the Advisor and the Sub-Advisor, but may make it more difficult for us to efficiently deploy new capital. If our interests and those of the Advisor and the Sub-Advisor are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition. The Advisor, the Sub-Advisor and their respective affiliates, including certain of our officers and some of our directors, will face conflicts of interest including conflicts that may result from compensation arrangements. The Advisor compensates the members of its management team with incentive-based compensation, asset-based compensation and/or bonuses and awards which will vary based on the Advisor’s performance.

CNL and Balbec personnel work on other projects, and conflicts may arise in the allocation of personnel between us and other projects.

The Advisor, the Sub-Advisor and their affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. However, CNL and Balbec personnel, including members of the investment committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of other investment vehicles and their portfolio entities, including other investment programs to be developed in the future, including other REITs. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, CNL, Balbec and their respective personnel derive financial benefit from these other activities, including fees and performance-based compensation. Our sponsors’ personnel share in the fees and performance-based compensation generated by other investment vehicles. These and other factors create conflicts of interest in the allocation of time by such personnel.

We do not have a policy that expressly prohibits our directors, officers, or affiliates from engaging for their own account in business activities of the types conducted by us.

We do not have a policy that expressly prohibits our directors, officers, or affiliates from engaging for their own account in business activities of the types conducted by us. However, the Code of Business Conduct and Code of Ethics adopted by our board of directors contains a conflicts of interest policy that prohibits our directors, executive officers and certain affiliates from engaging in any transaction that involves an actual conflict of interest with us. Notwithstanding the prohibitions in the Code of Business Conduct and Code of Ethics adopted by our board of directors, after considering the relevant facts and circumstances of any actual conflict of interest, a majority of our directors, may, on a case-by-case basis and in their sole discretion, waive such conflict of interest. In addition, the Advisory Agreement and the Sub-Advisory Agreement do not prevent the Advisor, the Sub-Advisor and their respective affiliates, subject to an exclusivity agreement between the Advisor and the Sub-Advisor, from engaging in additional business opportunities, some of which could compete with us, except as agreed to by the Advisor and the Sub-Advisor.

We may source, sell and/or purchase assets either to or from the Advisors and their affiliates, and such transactions may cause conflicts of interest.

Subject to our charter and the restrictions in our investment policy, we may directly or indirectly source, sell and/or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Advisor, the Sub-Advisor and their respective affiliates, their respective related parties or investment vehicles or accounts sponsored, managed or advised by any of the foregoing, including parties which such affiliates or related parties own or have invested in. Pursuant to our charter and the conflicts of interest policy in the Code of Business Conduct and Code of Ethics adopted by our board of directors, such transactions will be subject to the approval of a majority of our directors not otherwise interested in the transaction. Subject to our charter and the restrictions in our investment policy, we may also source, sell to and/or purchase from third parties interests in or assets issued by affiliates of the Advisor, the Sub-Advisor, their respective related parties or investment vehicles or account sponsored, managed or advised by any of the foregoing and such transactions would not require approval by our directors or an offset of any fees we otherwise owe to the Advisor or its affiliates. The transactions referred to in this paragraph involve conflicts of interest, as our sponsors and their respective affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.

The Advisor and the Sub-Advisor will experience conflicts of interest in connection with the management of our business affairs and their respective other accounts and clients.

The Advisor and the Sub-Advisor will experience conflicts of interest in connection with the management of our business affairs relating to the allocation of investment opportunities by the Advisor, the Sub-Advisor and their respective affiliates to us and other clients; compensation to the Advisor, the Sub-Advisor and their respective affiliates; services that may be provided by the Advisor, the Sub-Advisor and their respective affiliates to our businesses; co-opportunities for us and the allocation of such opportunities to us and other clients of the Advisor and/or the Sub-Advisor; the formation of investment vehicles by the Advisor or the Sub-Advisor; and differing recommendations given by the Advisor and/or the Sub-Advisor to us versus other clients.

Under certain circumstances, subject to the allocation policy adopted by our board of directors, the Sub-Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including, without limitation, as a result of our prior investments, business or other reasons applicable to us, CNL, Balbec or their respective affiliates.

Under certain circumstances, subject to the allocation policy adopted by our board of directors, the Sub-Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including, without limitation, as a result of business, reputational or other reasons applicable to us, the Advisor, the Sub-Advisor or their respective affiliates. In addition, the Sub-Advisor, the Advisor and/or their respective affiliates may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Sub-Advisor, the Advisor and/or their respective affiliates in their good faith discretion, or the investment is not appropriate for us for other reasons as determined by the Sub-Advisor, the Advisor and/or their respective affiliates in their good faith and reasonable discretion. In any such case affiliates of the Advisor and/or the Sub-Advisor could, thereafter, offer such opportunity to other parties, portfolio entities, joint-venture partners, related parties or third parties. Any such entities may be advised by a different CNL or Balbec business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Sub-Advisor and/or the Advisor believes to be the case. In any event, there can be no assurance that the Sub-Advisor’s and/or the Advisor’s, as applicable, assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. CNL or Balbec, including their personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Advisor or Sub-Advisor. In some cases, CNL or Balbec earn greater fees when their other affiliates participate alongside or instead of us in an investment.

When the Advisor, the Sub-Advisor and their affiliates determine not to pursue some or all of an investment opportunity for us that would otherwise be within our investment objectives and strategies, and CNL or Balbec provide the opportunity or offer the opportunity to their affiliates, CNL or Balbec, including their personnel, can be expected to receive compensation from their affiliates, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Advisor or Sub-Advisor. As a result, the Advisor or the Sub-Advisor (including personnel who receive such compensation) could be incentivized to allocate investment opportunities away from us to or source investment opportunities for their affiliates.

The Advisor, the Sub-Advisor and their affiliates make good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate. Information unavailable to the Advisors, or circumstances not foreseen by the Advisors at the time of allocation, may cause an investment opportunity to yield a different return than expected. Conversely, an investment that the Advisor, the Sub-Advisor and their affiliates expect to be consistent with our return objectives will, in certain circumstances, fail to achieve them. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Each of CNL and Balbec is entitled to amend its policies and procedures at any time without our consent.

Certain principals and employees will, in certain circumstances, be involved in and have a greater financial interest in the performance of other CNL or Balbec funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.

Certain CNL or Balbec personnel will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, other investment vehicles and portfolio entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to ours, including if such other entities compete with us for investment opportunities or other resources. The CNL or Balbec personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Although the Advisors will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, CNL or Balbec personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to CNL’s or Balbec’s Code of Ethics requirements), some of which will involve conflicts of interest. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or other investment vehicles, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of CNL or Balbec personnel in such other investments could be greater than their financial incentives in relation to us.

Tax Risks Related to Ownership of Our Shares

We would be subject to adverse consequences if we fail to qualify as a REIT.

We believe that we have been organized and intend to operate in a manner so as to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2025. Our qualification as a REIT, however, depends and will continue to depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Our ability to satisfy these asset tests depends upon our analysis of the characterization of our assets for U.S. federal income tax purposes and fair market values of our assets. For example, the determination of whether a debt instrument is treated as a qualifying asset generating qualifying income for purposes of the REIT income and asset tests may depend on whether the instrument is treated as debt or equity for U.S. federal income tax purposes and whether the instrument is treated as secured by real property for purposes of the REIT rules, which in some circumstances could be uncertain. In addition, the fair market values of certain of our assets are not susceptible to a precise determination.

If we were to fail to qualify as a REIT for any taxable year, we would not be allowed a deduction for dividends to our stockholders in computing our net taxable income and would be subject to U.S. federal income tax on our net taxable income at regular corporate rates and applicable state and local taxes. We would also be disqualified from treatment as a REIT for the four subsequent taxable years following the year during which our REIT qualification was lost unless we were entitled to relief under certain Internal Revenue Code provisions and obtained a ruling from the Internal Revenue Service (the “IRS”). If disqualified and unable to obtain relief, we may need to borrow money or sell assets to pay taxes. As a result, cash available for distribution would be reduced for each of the years involved. Furthermore, it is possible that future economic, market, legal, tax or other considerations may cause our REIT qualification to be revoked. This could have a material adverse effect on our business and the market price of our stock.

To qualify as a REIT, we may be forced to borrow funds, sell assets or take other actions during unfavorable market conditions.

To qualify as a REIT, we must ensure that we meet the REIT gross income test annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of our investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our total securities (20% for our taxable years beginning before January 1, 2026) can be represented by securities of one or more taxable REIT subsidiaries (“TRS”) and not more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not secured by real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

In addition, in order to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income, excluding net capital gains each year, and we will be subject to U.S. federal income tax, as well as applicable state and local taxes, to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

In order to meet these requirements, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Furthermore, in order to meet the distribution requirements, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. All of these actions could reduce our income and amounts available for distribution to our stockholders.

Ordinary dividends paid by REITs generally do not qualify for the reduced tax rates applicable to “qualified dividend income.”

Dividends paid by C corporations to domestic shareholders that are individuals, trusts and estates currently are generally taxed at a maximum U.S. federal income tax rate of 20% as qualified dividend income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. shareholders.

The failure of excess MSRs that we hold to qualify as real estate assets, or the failure of the income from excess MSRs to qualify as interest from mortgages, could adversely affect our ability to qualify as a REIT.

We may acquire excess MSRs directly or indirectly. In certain private letter rulings, the IRS ruled that excess MSRs meeting certain requirements would be treated as an interest in mortgages on real property and thus a real estate asset for purposes of the 75% REIT asset test, and interest received by a REIT from such excess MSRs will be considered interest on obligations secured by mortgages on real property for purposes of the 75% REIT gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Consistent with the analysis adopted by the IRS in such private letter rulings and based on advice of counsel, we intend to treat any excess MSRs that we acquire that meet the requirements provided in the private letter rulings as qualifying assets for purposes of the 75% REIT gross asset test and we intend to treat income from such excess MSRs as qualifying income for purposes of the 75% and 95% gross income tests. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could successfully assert that any excess MSRs that we acquire do not qualify for purposes of the 75% REIT gross asset test and income from such MSRs does not qualify for purposes of the 75% and/or 95% gross income tests. In addition, it is possible that any excess MSRs that we acquire could have features not directly addressed in such private letter rulings, which could create uncertainty as to whether the analysis in the private letter rulings would apply to such excess MSRs. A failure of our excess MSRs to be treated as qualifying assets generating qualifying income for purposes of the REIT income and asset tests could cause us to be subject to a penalty tax and could adversely impact our ability to qualify as a REIT.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Market discount generally is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

In addition, we may be required to accrue interest and discount income on mortgage loans, RMBS, MSRs and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. For example, we may recognize income in excess of the cash we receive if we invest in debt instruments with “original issue discount,” or if we engage in certain debt modifications. We may also be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness. Furthermore, we will generally be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year, which could impact our ability to satisfy the REIT distribution requirements.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or by subsidiaries we have or may form in the future could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets, (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) is an instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable Treasury regulations (as defined below). Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because such TRS could be subject to tax on gains or expose us to greater risks associated with changes in interest rates and currency fluctuations than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit to us, although, subject to limitation, such losses may be carried forward to offset future taxable income of the TRS.

Certain of our business activities may potentially be subject to the prohibited transaction tax, which could reduce the return on an investment. Further, the tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

For so long as we qualify as a REIT, our ability to dispose of certain properties may be restricted under the REIT rules, which generally impose a 100% penalty tax on any gain recognized on “prohibited transactions,” which refers to the disposition of property, including mortgage loans, that is deemed to be inventory or held primarily for sale to customers in the ordinary course of our business, subject to certain exceptions. Whether property is inventory or otherwise held primarily for sale depends on the particular facts and circumstances. For example, we might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. The Internal Revenue Code provides a safe harbor that, if met, allows a REIT to avoid being treated as engaged in a prohibited transaction. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with the safe harbor. The 100% tax does not apply to gains from the sale of foreclosure property or to property that is held through a “taxable REIT subsidiary” or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization. Accordingly, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

Certain of our activities, including our use of TRSs, are subject to taxes that could reduce our cash flows.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local and non-U.S. taxes on our income and property, including taxes on any undistributed income, taxes on income from certain activities conducted as a result of foreclosures, and property and transfer taxes. We would be required to pay taxes on net taxable income that we fail to distribute to our stockholders. In addition, we may be required to limit certain activities that generate non-qualifying REIT income and/or we may be required to conduct such activities through a TRS. We may hold assets in a TRS, including assets that we may acquire through foreclosure, assets that may be treated as dealer property and other assets that could adversely affect our ability to qualify as a REIT if held at the REIT level. As a result, we will be required to pay income taxes on the taxable income generated by these assets. Furthermore, we will be subject to a 100% penalty tax to the extent our economic arrangements with our TRSs, if any, are not comparable to similar arrangements among unrelated parties. We will also be subject to a 100% tax to the extent we derive income from the sale of assets to customers in the ordinary course of business other than through a taxable REIT subsidiary. To the extent we or our TRSs, if any, are required to pay U.S. federal, state, local or non-U.S. taxes, we will have less cash available for distribution to our stockholders.

A failure to comply with the limits on our ownership of and relationship with one of our taxable REIT subsidiaries, if any, would jeopardize our REIT qualification.

No more than 25% (20% for our taxable years beginning before January 1, 2026) of the value of a REIT’s total assets may consist of stock or securities of one or more taxable REIT subsidiary. This requirement limits the extent to which we can conduct activities through taxable REIT subsidiaries or expand the activities that we conduct through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future. Accordingly, there can be no assurance that we will be able to comply with the taxable REIT subsidiary limitation.

In addition, we may from time to time need to make distributions from a taxable REIT subsidiary in order to keep the value of our taxable REIT subsidiaries below the taxable REIT subsidiary limitation. Taxable REIT subsidiary dividends, however, generally will not constitute qualifying income for purposes of the 75% REIT gross income test. While we will monitor our compliance with both this income test and the limitation on the percentage of our total assets represented by taxable REIT subsidiary securities and intend to conduct our affairs so as to comply with both, the two may at times be in conflict with one another. For example, it is possible that we may wish to distribute a dividend from a taxable REIT subsidiary in order to reduce the value of our taxable REIT subsidiary to comply with this limitation, but we may be unable to do so without simultaneously violating the 75% REIT gross income test.

Although there are other measures we can take in such circumstances to remain in compliance with the requirements for REIT qualification, there can be no assurance that we will be able to comply with both of these tests in all market conditions.

We may choose to pay dividends in the form of our own shares, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.

We may distribute taxable dividends that are payable in cash or our shares. Stockholders (that are not otherwise exempt from U.S. federal income tax) receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Although a U.S. stockholder may not readily be able to sell or redeem its shares, if a U.S. stockholder is able to and does sell or redeem our shares it receives as a dividend in order to pay this tax, the proceeds may be less than the amount included in income with respect to the dividend, depending on the NAV per share of our common stock at the time of the sale or redemption. In addition, in such case, a U.S. stockholder could have a capital loss with respect to our shares sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. stockholder, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares.

Characterization of any repurchase agreements we enter into to finance our portfolio assets as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we intend to invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

Distributions or gain on sale may be treated as unrelated business taxable income to U.S. tax-exempt investors in certain circumstances.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools and the allocation of “excess inclusion income,” (2) we are a “pension-held REIT,” (3) a U.S. tax-exempt shareholder has incurred debt to purchase or hold shares of our common stock, or (4) any residual REMIC interests we hold or any of our qualified REIT subsidiaries that is treated as a taxable mortgage pool generate “excess inclusion income,” then a portion of the distributions to a U.S. tax-exempt stockholder and, in the case of condition (3), gains realized on the sale of shares of our common stock by such tax-exempt stockholder, may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.

Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.

If we foreclose, or consider foreclosing, on properties securing defaulted loans that we hold, we will have to consider the impact that taking ownership of such properties would have on our ability to continue to qualify to be taxed as a REIT and any tax liabilities attributable thereto if we continue to qualify as a REIT. In certain cases, the operation of real property will not generate qualifying rents from real property for purposes of the gross income tests, e.g., income from operation of a hotel. In certain circumstances, we will be able to make an election with the IRS to treat property we take possession of in a foreclosure as “foreclosure property.” If, and for so long as, such property qualifies as “foreclosure property,” income therefrom is treated as qualifying income for purposes of both gross income tests and gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales, regardless of our how short our holding period in such property is when we sell such property or other dealer sales considerations. On the other hand, net income with respect to a property for which we have made a foreclosure property election that would not otherwise be qualifying income for purposes of the gross income tests will be taxed at the highest U.S. federal corporate income tax rate. In certain circumstances, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated while we believed it continued to qualify, possibly causing us to fail one or both gross income tests or causing any gain from the sale of such property to be subject to the prohibited transaction tax.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines to do so in good faith and reasonably believes that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

An investor may have current tax liability on distributions investors elect to reinvest in our stock.

If an investor participates in our distribution reinvestment plan, such investors will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless an investor is a tax-exempt entity, they may be forced to use funds from other sources to pay their tax liability on the reinvested dividends.

Legislative or regulatory tax changes related to REITs could materially and adversely affect us.

The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our stock.

Stockholders are urged to consult with their tax advisors regarding any legislative, regulatory or administrative developments on an investment in our stock.

ERISA Risks

We may be deemed to hold “plan assets” subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Internal Revenue Code.

There can be no assurance that, notwithstanding our commercially reasonable efforts, our underlying assets will not otherwise be deemed to include “plan assets” for the purposes of Part 4 of Subtitle B of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”) or Section 4975 of the Internal Revenue Code. If our assets were deemed to be “plan assets”, this could result in, among other things, (i) the application of the prudence and other fiduciary standards of Part 4 of Subtitle B of Title I of ERISA to our investments and (ii) the possibility that certain transactions in which we might otherwise seek to engage in the ordinary course of our business and operation could constitute non-exempt prohibited transactions under section 406 of ERISA or section 4975 of the Internal Revenue Code, which could restrict us from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries considering an investment in our shares could, under certain circumstances, be liable for prohibited transactions under section 406 of ERISA or section 4975 of the Internal Revenue Code or other violations as a result of their investment or as co-fiduciaries for actions taken by or on behalf of us, the Advisor, the Sub-Advisor or the Managing Dealer. There may be a U.S. federal, state, local or non-U.S. law or regulation that contains one or more provisions that are similar to the fiduciary responsibility and prohibited transaction provisions of Part 4 of Subtitle B of Title I of ERISA or section 4975 of the Internal Revenue Code (“Similar Law”) that may also apply to an investment in our shares.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have no employees and are externally managed by the Advisor, an affiliate of CNL Financial Group, LLC (“CNL”). The Advisor has responsibility for our day-to-day operations, serving as a consultant in connection with policy decisions to be made by the board of directors.

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to customers, reputational damage adversely affecting customer or investor confidence and violation of data privacy or security laws. CNL maintains an enterprise-wide cybersecurity program to protect and defend against and manage foreseeable cybersecurity risks and threats, including for us. The cybersecurity program is administered by CNL’s Chief Technology Officer (“CTO”), who has adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Based on the NIST standards, our cybersecurity program breaks down its efforts to manage cybersecurity risk into five (5) pillars: identify, protect, detect, respond and recover.

Identifying and assessing cybersecurity risk as well as protecting us from such risk is integrated into our overall risk management systems and processes as well as specifically addressed in our enterprise-wide cybersecurity program. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including threat intelligence collaboration and advisory mediums, third-party due diligence and risk assessments when determining the selection, oversight and engagement of third-party service providers, application security evaluations and annual penetration tests as well as management risk and compliance reviews. The foregoing combines with periodic review and analysis of third-party service provider system and organizational controls, internal network intrusion prevention systems, vulnerability assessments, access management, data loss prevention, remote access control, mandatory cybersecurity awareness training and random phishing campaigns with additional requisite training, if applicable, to identify and protect against cybersecurity risk.

Any potential cybersecurity compromise, whether direct or indirect, is analyzed and documented by the securities operations team (the “SO Team”) and escalated to the cybersecurity incident response team (“CSIRT”) as necessary. The SO Team is comprised of cybersecurity professionals and the CSIRT is comprised of certain of CNL’s and our executives from legal, corporate communications, IT, compliance, finance, and risk management.

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact. Materiality is determined by considering qualitative and quantitative factors. The CSIRT team also conducts tabletop exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to us, and form detection, mitigation and remediation strategies.

Recovery and restoration from a cybersecurity incident can vary depending on type of attack and materiality of assets and information affected.

As of the date of the filing of this Form 10-K, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any risks from cybersecurity threats for the reporting period covered by this Form 10-K. However, institutions like us, and our service providers, have experienced cybersecurity events and data incidents in the past and will likely continue to be the target of cyberattacks and intrusions. For additional information on the cybersecurity risks we face, see “Item 1A. Risk Factors–Risks Related to Our Business–We could be negatively impacted by cybersecurity attacks.”

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. Our audit committee is responsible for the oversight of risks from cybersecurity threats. Members of our audit committee receive updates at least annually from senior management, including leaders from the CTO, internal audit and legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our board of directors also engages in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

The cybersecurity risk management and strategy processes are overseen by CNL’s cybersecurity committee which consists of our chief financial officer and general counsel, and the CTO, legal, risk management, and compliance teams. Such individuals have an average of over 15 years of prior work experience in various roles involving information technology, including security, auditing, and compliance. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to our audit committee on any appropriate items.

Item 2. PROPERTIES

Our principal office is located at CNL Center at City Commons, 450 South Orange Avenue, Suite 1400, Orlando, Florida 32801. As part of the Advisory Agreement, the Advisor is responsible for providing office space and office services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. LEGAL PROCEEDINGS

We may from time to time be a party to legal proceedings which arise in the ordinary course of our business. Management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for shares of our common stock, and we do not expect a public trading market to develop. As of the date of this Form 10-K, our outstanding shares were offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D promulgated thereunder.

Distributions

As of December 31, 2025, we had not declared or paid any distributions.

Unregistered Sales of Equity Securities

None.

Repurchase of Shares and Issuer Purchases of Equity Securities

We have adopted a share repurchase plan (our “share repurchase plan”). The total amount of aggregate repurchases of our shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of our trailing four quarters). Notwithstanding the foregoing, at the sole discretion of our board of directors, we may use cash on hand, including offering proceeds, cash available from borrowings and cash from the sale of assets as of the end of the applicable period to repurchase shares. Our board of directors has the right to amend, suspend or terminate our share repurchase plan or waive any of its specific conditions to the extent it is in our best interest to do so, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations, risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares or risk our ability to qualify as a REIT for U.S. federal income tax purposes, upon 30 days’ prior notice to our stockholders.

Stockholders

As of December 31, 2025, there were two stockholders of record of our Class E shares.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan whereby stockholders will have their cash distributions automatically reinvested in additional shares unless they opt-out or terminate their participation; provided that, stockholders who are clients of certain participating broker-dealers that do not permit automatic enrollment must opt-in to participate. If a stockholder participates in our distribution reinvestment plan, the cash distributions attributable to the share class that such stockholder owns will be automatically invested in additional shares of the same class. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the transaction price for such shares at the time the distribution is payable, which will generally be the most recently determined and published net asset value per share of the applicable class of shares, and not based on the price at which such stockholder initially purchased its shares. Stockholders will not pay upfront selling commissions or Managing Dealer fees when purchasing shares under our distribution reinvestment plan; however, all outstanding Class T shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing distribution and stockholder servicing fees. Participants may terminate their participation in our distribution reinvestment plan at any time by written instructions to that effect to the reinvestment agent. To be effective on a distribution payment date, the notice of termination must be received by the reinvestment agent at least 15 days before the record date fixed by our board of directors for that distribution payment date; otherwise, such termination will be effective with respect to any subsequent distribution payment date.

Performance Graph

Not applicable.

Calculation and Valuation of Net Asset Value

Determination of Our NAV

The calculation of our NAV is a calculation of fair value of our assets less our outstanding liabilities. Our board of directors, including a majority of our independent directors and our audit committee, has adopted a valuation policy that provides for the methodologies to be used to estimate the fair values of our assets and liabilities for purposes of our NAV calculation. Any changes to the valuation policy are required to be approved by our board of directors, including a majority of our independent directors, and our audit committee.

We have adopted, and our valuation policy will be performed in accordance with, Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC Topic 820 clarifies that the fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market is defined as a market in which transactions for the asset or liability occur with sufficient pricing information on an ongoing basis. Publicly listed equity and debt securities and listed derivatives that are traded on major securities exchanges and publicly traded equity options are generally valued using Level 1 inputs. If a price for a Level 1 asset cannot be determined based upon this established process, it shall then be valued as a Level 2 asset.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include the following: (i) quoted prices for similar assets in active markets; (ii) quoted prices for identical or similar assets in markets that are not active; (iii) inputs that are derived principally from or corroborated by observable market data by correlation or other means; and (iv) inputs other than quoted prices that are observable for the assets. Fixed income and derivative assets where there is an observable secondary trading market and through which pricing inputs are available through pricing services or broker quotes are generally valued using Level 2 inputs. If a price for a Level 2 asset cannot be determined based upon this established process, it shall then be valued as a Level 3 asset.

Level 3: Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the overall fair value measurement. Unobservable inputs will be used to measure fair value to the extent that observable inputs are not available and such inputs will be based on the best information available in the circumstances, which under certain circumstances might include the Advisors’ own data. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. Certain assets may be valued based upon estimated value of underlying collateral and include adjustments deemed necessary for estimates of costs to obtain control and liquidate available collateral. The non-binding nature of consensus pricing and/or quotes accompanied by a disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

A majority of our assets are expected to be unique and have no active secondary market. Valuation inputs in those cases are unobservable and likely will be classified as Level 3 investments.

Unless an exception exists as identified in accordance with our valuation policy (for example, a broker quote or pricing service quote is deemed unreliable), our Level 1 and Level 2 assets will be reviewed and approved by the Advisor, but will not require the approval of our audit committee or our board of directors.

Our board of directors will retain one or more independent valuation advisors (each an “independent valuation advisor”) to assist the board of directors, the Advisor and the Sub-Advisor in their determination of the fair values of our assets for which market quotations are not readily available and has approved the following valuation process when a valuation is sought:

●	Prior to the purchase of a potential asset, the Sub-Advisor typically builds a model to project expected future cash flows for each deal, based on data provided by the seller, actual performance of similar portfolios owned by the Sub-Advisor, and any other relevant information that the Sub-Advisor can gather. As part of ongoing portfolio monitoring, each investment model is maintained and refreshed on no less than a quarterly basis to reflect actual historic performance and updated projections. A multi-step valuation process is utilized by the Sub-Advisor that requires coordination between the Sub-Advisor’s finance and accounting team and the investment team professionals who underwrote the investment and subsequent to purchasing the asset, monitored the investments.
●	Upon purchasing an asset, the original expected internal rate of return is generally considered by the Sub-Advisor to be the most appropriate market rate for each investment. Assets will generally be reported at amortized cost for the first quarter following initial purchase unless any assumptions at underwriting, including asset performance or macro-economic factors have changed significantly. Following the first quarter of ownership, the investment model is refreshed to generate updated future cash flow projections which are then discounted to arrive at a net present value that is reflective of fair value. The discount rate utilized is reviewed and revised monthly to consider current market rates for similar assets. The discount rate may be corroborated through an evaluation of market clearing returns for purchases or sales of similar assets, market reports and the initial targeted return.
●	On an on-going basis, investment, risk and valuation teams at the Sub-Advisor monitor the performance of each deal purchased based on various flash reports (daily, weekly, monthly) and risk reports (monthly), which are circulated internally. Significant variances between actual performance and projected performance as well as trends in performance are analyzed. Additionally, Balbec’s risk committee periodically reviews the performance and risk associated with various investments to ensure the current cash flow projection models are reasonable.
●	A valuation working group comprised of the investment, risk, and valuation teams at the Sub-Advisor as well as certain members of senior management at the Sub-Advisor will meet monthly to review the refreshed investment projections and discount rates utilized in the valuation. Following that meeting, a valuation memo is prepared to memorialize the significant inputs to the cash projection models and rationale for discount rate utilized in the valuation. A memorandum is prepared by the Sub-Advisor’s valuation team documenting the proposed valuations for each asset, the aggregate portfolio values, and any significant changes to investment methodologies or discount rates. The memorandum is presented to the Sub-Advisor’s valuation committee for ultimate review and approval. The approved valuation memorandum is then provided to the Advisor for review and approval.
●	A committee formed by the Advisor of members of the Advisor’s executive management team (the “Advisor’s Valuation Committee”) will review the proposed valuations for each asset and approve the fair value of each asset anytime a valuation is sought. The valuations selected by the Advisor’s Valuation Committee will be in coordination with the Sub-Advisor’s process and valuation recommendation.

The determination of the fair value of our assets requires judgment, especially with respect to assets for which market prices are not available. For most of our assets, market prices will not be available. Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a readily available market value existed for such assets, and the differences could be material. Because the calculation of our NAV is based, in part, on the estimated fair value of our assets, our calculation of NAV is subjective and could be adversely affected if the determinations regarding the estimated fair value of our assets were materially higher than the values that we ultimately realize upon the disposal of such assets. Furthermore, through the valuation process, our board of directors may determine that the fair value of our assets differs materially from the values that may be provided by our independent valuation advisors.

Our board of directors has delegated the initial responsibility for determining the fair value of the assets for which market quotations are not readily available to the Advisor. The Advisor will make such determinations in good faith based on the recommendations of the Sub-Advisor and with the assistance from one of our independent valuation advisors. Recommendations are then presented to the audit committee and the ultimate determination of the fair value of our assets for which market quotations are not readily available will be made by our audit committee. To support the overall process, the Advisors shall be responsible for reviewing pricing practices, including the methodology used to value assets, gathering information and data inputs necessary to value assets; reviewing pricing services and other pricing sources; reviewing procedures used for obtaining and validating prices from third-party sources; and providing analysis and analytics comparing valuations to actual disposition prices on a periodic basis.

Our board of directors has also delegated the calculation of our NAV to the Administrator; however, our board of directors is ultimately responsible for approval of our NAV on a monthly basis. The monthly NAV for each class of shares will be based on the fair values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including allocated or accrued management fees, total return incentive fees and the deduction of any distribution and stockholder servicing fees specifically applicable to such class of shares). We accrue estimated income and expenses on a monthly basis based on our budgets, projections and analyses. As soon as practicable, and on an ongoing basis, we adjust the income and expenses we have allocated or estimated for that month to reflect the income and expenses actually earned and incurred.

Prior to our board of directors approving the NAV for any given month, our audit committee will meet to review the material inputs utilized in the valuation of assets or changes to investment methodologies or discount rates. In connection with such meetings, the Advisor will provide a memorandum documenting the proposed valuations for each asset, material valuation inputs and assumptions, and the overall NAV calculation for our audit committee’s ratification of the valuation. The Advisors shall provide any other information reasonably requested by our audit committee to facilitate their oversight of the Advisors and the valuation process. Our audit committee may request an adjustment or additional review of any asset.

Our audit committee reviews, and recommends to our board of directors for adoption, our quarterly and annual financial statements for inclusion in our quarterly reports on Form 10-Q and annual report on Form 10-K, and such financial statements include a determination of our NAV and NAV per share for each class of shares as of the last day of each calendar quarter. These financial statements, in turn, are reviewed and approved by our board of directors.

Independent Valuation Advisors

Our board of directors has retained an independent valuation advisor to assist with a review of a subset of the Level 3 investment valuations for reasonableness each month using certain limited procedures that will be selected by the Advisor in consultation with the Sub-Advisor. Investments are selected to ensure that at least once a year, each Level 3 asset value will be reviewed by our independent valuation advisors for reasonableness. Each review of selected valuations will include an assessment of the key assumptions utilized and documentation of positive assurance that the Advisors determined values in a manner that are reasonable. Additionally, on a quarterly basis, our independent valuation advisors will provide an independent estimate of the range of values for the investments selected for review and reference. Any deliverables from our independent valuation advisors will be addressed solely to our board of directors and Advisor and will be considered as one input among others in the overall valuation process set forth in our valuation policy. All valuation services will rely on information provided by the Advisor, the Sub-Advisor and other third parties without independent verification and such services will not constitute or include a determination of fair value, an audit, or an opinion of solvency or fairness. Our board of directors is ultimately and solely responsible for determining the fair value of all applicable investments in good faith in accordance with our valuation policies and procedures.

Use of Pricing Services and Broker Quotes

The Advisors may utilize an independent third-party pricing service to value certain assets that have an active secondary market. The pricing service is selected based on industry standards and is designed to ensure accurate, independent valuations are utilized when available. The pricing service provides both the bid and ask price for each position.

Certain assets will involve valuation as Level 2 assets. These assets may include certain bonds, securitized or asset-backed securities and interest rate hedges. These assets generally have observable inputs such as quoted prices, and ASC 820 provides guidance regarding the appropriate valuation methodology and comparison to other valuation techniques such as discounted cash flow.

The use of broker quotes is only permissible if no reliable price from an approved pricing service is available. The Advisors will receive quotations for all derivative positions held by its derivative broker that are used to price the relevant positions. Privately negotiated derivative investments, such as interest rate swaps, credit default swaps and various basket indices typically will be valued at the midpoint between the “bid” and “asked” prices by third-party pricing services and/or trading counterparties, or based on proprietary pricing models used by the Advisor. Pricing services serve as the preferred source of prices for assets, unless a quotation is not available or is determined to be unreliable or inadequately represents the fair value of the particular assets. In that case, valuations will be based on broker quotes or other similar external valuation sources if available to value the asset. If a price from a pricing service for an asset is determined to be unreliable for that asset and no other external pricing sources (i.e., pricing services or broker quotes) are determined to be available, then the asset will be deemed a Level 3 asset and the valuation will follow procedures for Level 3 assets.

If only one available broker quote is deemed to be reliable on a month end date, we will utilize such quote. If the one available broker quote is not conclusive as to reliability, then a corroborating internal analysis must be prepared and approved by the Advisor. If more than two broker quotes are obtained, the mean of the prices from the quotes is used if the quotes are deemed reliable and the quotes are in a reasonable range to one another. If two broker quotes are obtained and they provide materially different prices, then the Advisor will attempt to reconcile the sources of the quotes and determine whether the quotes are reliable. Broker quotes will be evaluated by the Advisor anytime a valuation is sought and using the following considerations when determining whether broker quotes are reliable:

●	type, and complexity of the investment for which a quote is being received;
●	unique features or characteristics with regard to the security, including size of the transaction as compared to other market transactions, privy of information as a result of due diligence efforts;
●	whether the quote is based on an active market for the financial instrument or through modeled assumptions;
●	prices that are inconsistent with other actual trades by the Advisors or us or through broker quotes;
●	existence of trading halts, closed markets or singular market event, including material market fluctuation;
●	significant event which may relate to a specific issuer, market sector, political or geographical action or natural disaster;
●	the reliability of the broker providing the quote for the financial instrument; and
●	whether the quote is an indicative price or a binding offer.

Equity securities are priced based on the last reported market price as of the relevant measurement date, or if such date was not a trading day, the price from the immediately preceding trading day is used.

NAV Determinations in Connection with our Continuous Private Offering

Prior to each monthly closing, we will adjust the current price per share to ensure that no share is sold at a price, after deduction of any applicable upfront selling commissions and Managing Dealer fees, that is above or below our NAV per share of the prior month. Our board of directors will determine the NAV for each class of our shares on a monthly basis, which will generally be the transaction price for the then-current month for such share class. The transaction price will be the price at which we repurchase shares and the price, together with applicable upfront selling commissions and Managing Dealer fees, at which we offer shares. We expect that this determination will ordinarily be made within 15 business days after each month. An investor will have at least five business days after the adjusted offering price becomes available and prior to a monthly closing to consider whether to withdraw their subscription request before they are committed to purchase shares upon our acceptance. Subscribers are not committed to purchase shares at the time their subscription orders are submitted and any subscription may be withdrawn at any time before the time it has been accepted by us. Our NAV may vary significantly from one month to the next. In cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month, we may elect not to hold a monthly closing, or we may update the offering prices per share to a price that we believe reflects the NAV per share more appropriately than the prior month’s NAV per share. In the event we adjust the offering price one or more times after an investor submits their subscription agreement and before the date we accept such subscription, such investor will not be provided with direct notice by us of the adjusted offering price but will need to check our filings with the SEC or all us by telephone at (866) 650-0650 prior to the closing date of their subscription. If the offering price is adjusted after an investor submits their subscription agreement and before the date we accept such subscription, the number of shares that an investor ultimately receives may vary.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a recently formed real estate finance company. Our investment strategy is to acquire, finance and manage a diversified portfolio of primarily U.S. performing and re-performing whole mortgage loans, MSRs and RMBS. Our overall objective is to generate attractive risk-adjusted returns with high current income for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles. Our specific investment objectives are to construct a diversified residential credit portfolio that will enable us to:

◦	provide current income in the form of regular, stable cash distributions to achieve an attractive distribution rate;
◦	preserve and protect invested capital by focusing on residential credit assets that are primarily amortizing and thus provide current cash-flow; and
◦	mitigate downside risk through conservative LTV ratios and effectively manage any interest rate and credit sensitivities.

We cannot assure investors that we will achieve our investment objectives.

We intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2025.

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

As of December 31, 2025, we have not engaged in principal operations nor generated any revenues (other than interest income paid on our initial capitalization amounts). Our entire activity since inception to December 31, 2025 was our initial capitalization and to prepare for our fundraising through a continuous private offering of shares of our common stock (our “private offering”).

Liquidity and Capital Resources

General

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

In light of the current economic environment, impacted by high interest rates, record inflationary pressures, a rise in energy prices and the impact of the recent public health crises, natural disasters and geopolitical events on the global economy, we are closely monitoring overall liquidity levels to be in a position to enact changes to ensure adequate liquidity going forward.

Results of Operations

As of December 31, 2025, we have not engaged in principal operations nor generated any revenues (other than interest income paid on our initial capitalization amounts).

Critical Accounting Policies and Use of Estimates

Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. Our significant accounting policies are described in Item 8. “Financial Statements and Supplemental Data–Note 2. Summary of Significant Accounting Policies.”

Impact of Accounting Pronouncements

See Item 8. “Financial Statements and Supplemental Data–Note 2. Summary of Significant Accounting Policies” for additional information about the impact of accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices, equity prices, real estate values and other market-based risks. We had no significant operations as of December 31, 2025. When we commence operations, we expect that our primary market risk exposure will be credit risk, interest rate risk, liquidity risk, prepayment risk and extension risk.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL STRATEGIC RESIDENTIAL CREDIT, INC

KPMG LLP

Suite 1000

620 S. Tryon Street

Charlotte, North Carolina 28202-1842

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
CNL Strategic Residential Credit, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CNL Strategic Residential Credit, Inc. and subsidiaries (the Company) as of December 31, 2025 and March 31, 2025, the related consolidated statement of operations, stockholders’ equity, and cash flows for the period from formation (January 21, 2025) through December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and March 31, 2025, and the results of its operations and its cash flows for the period from formation (January 21, 2025) through December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2025.

Charlotte, North Carolina
March 30, 2026

KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the

KPMG global organization of independent member firms affiliated with KPMG

International Limited, a private English company limited by guarantee.

CNL STRATEGIC RESIDENTIAL CREDIT, INC

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2025	March 31, 2025
Cash	$203,272	$199,985
Receivables	66	15
Deferred financing costs, net	68,487	—
Total assets	$271,825	$200,000
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$68,675	$—
Total liabilities	68,675	—
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred shares, $0.001 par value, 100,000,000 shares authorized and unissued	—	—
Common stock, $0.001 par value per share (Note 5)	8	8
Capital in excess of par value	199,992	199,992
Accumulated income	3,150	—
Total stockholders’ equity	203,150	200,000
Total liabilities and equity	$271,825	$200,000

See accompanying notes to consolidated financial statements.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period January 21, 2025 (date of formation) through December 31, 2025
Revenues:
Interest income	$3,463
Total revenues	3,463
Operating expenses:
Other	125
Total operating expenses	125
Operating income	3,338
Other expense:
Interest expense	188
Total other expense	188
Net income	$3,150

Net income per share of common stock (basic and diluted)	$—
Weighted average number of shares of common stock outstanding (basic and diluted)	8,000

See accompanying notes to consolidated financial statements.

CNL STRATEGIC RESIDENTIAL CREDIT, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 21, 2025	—	$—	$—	$—	$—
Net income	—	—	—	3,150	3,150
Issuance of common shares	8,000	8	199,992	—	200,000
Balance at December 31, 2025	8,000	$8	$199,992	$3,150	$203,150

See accompanying notes to consolidated financial statements.

CNL STRATEGIC RESIDENTIAL CREDIT, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from January 21, 2025 (date of formation) through December 31, 2025
Operating activities:
Net increase in net income resulting from operations	$3,150
Changes in operating assets and liabilities:
Increase in accounts payable and other accrued assets	68,675
Increase in deferred financing costs	(68,487)
Increase in receivables	(66)
Net cash flows provided by operating activities	3,272
Financing activities:
Proceeds from issuance of common shares	200,000
Net cash flows used in financing activities	200,000
Net increase in cash	203,272
Cash at beginning of period	—
Cash at end of period	$203,272

See accompanying notes to consolidated financial statements.

CNL STRATEGIC RESIDENTIAL CREDIT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2025

1.	Organization

CNL Strategic Residential Credit, Inc. (the “Company”) is a Maryland corporation formed on January 21, 2025. The Company is externally managed by CNL Residential Credit Manager, LLC, (the “Advisor”), an affiliate of CNL Financial Group, LLC, and by Balbec Capital Management, L.P. (the “Sub-Advisor” and together with the Advisor, the “Advisors”), an affiliate of Balbec Capital, L.P. The Advisors are registered as investment advisers under the Investment Advisors Act of 1940, as amended.

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

The consolidated financial statements of the Company include the direct wholly owned subsidiaries that were formed to facilitate the Company’s investment strategy. All intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. There were no estimates included in the financial statements as of December 31, 2025.

Cash

Cash consists of demand deposits at commercial banks. As of December 31, 2025, certain of the Company’s cash deposits exceeded federally insured amounts. There was no restricted cash as of December 31, 2025.

Revenue Recognition

Money market accounts

Interest income on money market accounts is recorded on an accrual basis to the extent that the Company earns interest on cash deposited.

CNL STRATEGIC RESIDENTIAL CREDIT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2025

Organization and Offering Expenses

The Advisor and Sub-Advisor have agreed to advance organization and offering expenses associated with one or more of the Company’s offerings, including its private offering of shares of common stock (the “Private Offering”) (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) and certain of the Company’s operating expenses that the Advisor and Sub-Advisor incur on behalf of the Company. The Company will reimburse the Advisor and Sub-Advisor for all such advanced expenses. Organization and offering expenses are recorded to the accompanying balance sheets only to the extent the Company receives gross proceeds and they do not exceed 1.5% of the cumulative gross proceeds from its offerings.

As of December 31, 2025, the Advisor and Sub-Advisor have incurred organization and offering expenses on the Company’s behalf of approximately $281,679 and $466,388, respectively. These organization and offering expenses are not recorded on the accompanying balance sheets because there have been no cumulative gross proceeds from its offerings. Additionally, reimbursement of organization and offering expenses may be waived by the Advisor and Sub-Advisor at their discretion.

When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Advisor but not paid will be recognized as a liability on the balance sheet.

Net Income (Loss) per Share

Net income (loss) per share is calculated based upon the weighted average number of shares of common stock outstanding (and excludes the Restricted Stock shares issued to the Advisor under the Expense Support Agreement) during the period in which the Company was operational. Refer to Note 4. “Related Party Arrangements” for additional information on the Restricted Stock shares.

Income Taxes

The Company intends to make an election to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2025 and generally will not be subject to U.S. federal corporate income taxes on its taxable income to the extent it distributes 90% of its taxable income to its shareholders.

The Company has not yet filed its initial tax return.

Segment Reporting

Operating segments are defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s CODM is its Chief Financial Officer. The Company has determined it currently operates in a single operating segment and has one reportable segment, which is to acquire, invest in, and finance mortgage-related assets. The CODM reviews net income on its portfolio of residential mortgage loans, residential mortgage loans in securitization trusts, RMBS, and other assets as presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Net income as used by the CODM in this context is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Balance Sheet as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

CNL STRATEGIC RESIDENTIAL CREDIT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2025

Recently Issued Accounting Standards Updates

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40):Disaggregation of Income Statement Expenses (or “ASU 2024-03”). The amendments in ASU 2024-03 primarily require entities to disclose additional details regarding certain expenses on both an annual and interim basis. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. We do not expect that the adoption of ASU 2024-03 will have a significant impact on our consolidated financial statement disclosures.

3.	Indebtedness

On December 31, 2025, the Company and Valley National Bank, a Tennessee banking corporation, (referred to as “Valley National Bank”) entered into a Loan and Security Agreement (the “Loan Agreement”) for a revolving line of credit (the “Line of Credit”) for up to $15,000,000, subject to the Company’s available borrowing base. Prior to the initial closing of the Company’s initial private offering (“Initial Closing”), available borrowing base will be equal to 60% of outstanding uncalled capital commitments. Following the Initial Closing, available borrowing base will be equal to 100% of the amount held with the Company’s escrow agent, UMB Bank, N.A. The Company is required to pay interest on any borrowed amounts under the Line of Credit at a rate per year equal to the term secured overnight financing rate plus 2.75%.

Advances under the Line of Credit shall be repaid upon the earlier of the following: (i) 90 days from the date such advance was made and (ii) the line of credit maturity date. Unless extended, the Line of Credit has a maturity date of December 31, 2026. In connection with the Line of Credit, the Company paid a commitment fee to Valley National Bank of $37,500 plus the payment of Valley National Bank’s expenses associated with the Line of Credit of $31,175 in January 2026. The commitment fee and associated expenses are included in “Accounts payable” in the Company’s consolidated balance sheets as of December 31, 2025. Commitment fee and associated expenses are amortized over the term of the Line of Credit and included in “Interest expense” in the Company’s consolidated statement of operations.

The Company may prepay, without penalty, all or any part of the borrowings under the Loan Agreement at any time. Under the Loan Agreement, the Company is required to comply with certain covenants including the requirement to provide certain financial and compliance reports to Valley National Bank. As described in the Loan Agreement, the Company is required to maintain accounts with Valley National Bank, including to contribute proceeds from the Company’s offering, as a pledge of collateral to pay down the outstanding debt to the extent there are any borrowings outstanding under the Loan Agreement.

The Company had not borrowed any amounts under the Line of Credit during the year ended December 31, 2025.

4.	Related Party Arrangements

The Company was capitalized through the purchase by the Advisor of 4,000 Class E shares for an aggregate purchase price of $100,000 and by Balbec Capital Holdings, L.P. of 4,000 Class E shares for an aggregate purchase price of $100,000 on March 26, 2025.

On July 31, 2025, the Advisor agreed to purchase an additional 96,000 Class E shares for an aggregate purchase price of $2,400,000 and Balbec Capital Holdings, L.P. agreed to purchase an additional 96,000 Class E shares for an aggregate purchase price of $2,400,000, each of which will be fully funded in connection with the Initial Closing. These shares were offered and sold in reliance upon the available exemptions from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

As of December 31, 2025, the Advisor and Sub-Advisor have incurred operating expenses on the Company’s behalf of approximately $197,798. These operating expenses are not recorded on the accompanying balance sheets because the Company is not obligated to repay until operations have commenced.

When recorded by the Company, operational expenses will be expensed as incurred. Any amount due to the Advisor and Sub-Advisor but not paid will be recognized as a liability on the balance sheet.

CNL STRATEGIC RESIDENTIAL CREDIT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2025

5.	Equity

As of January 21, 2025, the Company was authorized to issue 1,000,000,000 shares of Common Stock, $0.001 par value per share, currently classified as Class E common stock, (the “Class E shares”), Class FA common stock, (the “Class FA shares”), Class A common stock, (the “Class A shares”), Class T common stock, (the “Class T shares”), Class D common stock, (the “Class D shares”), and Class I common stock, (the “Class I shares”). As of January 21, 2025, the Company was authorized to issue 100,000,000 shares of preferred stock.

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

The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of December 31, 2025 and March 31, 2025:

	As of
	December 31, 2025		March 31, 2025
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class E	50,000,000	8,000	50,000,000	8,000
Class FA	100,000,000	—	100,000,000	—
Class A	200,000,000	—	200,000,000	—
Class T	200,000,000	—	200,000,000	—
Class D	200,000,000	—	200,000,000	—
Class I	250,000,000	—	250,000,000	—

6.	Commitments and Contingencies

The Company routinely enters into forward flow agreements with sellers, representing commitments to purchase qualifying accounts monthly within specified ranges and for an agreed minimum time period and price (as a percentage of face value). As of December 31, 2025, the Company, had approximately $23,219,056 in commitments with US counter-parties to purchase US mortgage loans through approximately January 2026.

As of December 31, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

7.	Subsequent Events

Borrowings

During January 2026, an advance under the Line of Credit of $6,700,000 was received by the Company. The Company repaid the advance prior to the end of January 2026 with offering proceeds.

Distributions

In January and February 2026, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on February 25, 2026 and March 26, 2026, respectively, of $0.166667 per share for both Class E shares and Class FA shares.

CNL STRATEGIC RESIDENTIAL CREDIT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2025

Offerings

In February 2026, the Company’s board of directors approved new per share offering prices for each share class in the Private Offering. The new offering prices are effective as of February 27, 2026. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Private Offering:

	Class E	Class FA	Class A	Class T	Class D	Class I
Effective February 27, 2026:
Offering Price, Per Share	$25.07	$25.06	$27.39	$26.31	$25.06	$25.06
Selling Commissions, Per Share	—	—	1.64	0.79	—	—
Dealer Manager Fees, Per Share	—	—	0.69	0.46	—	—

Capital Transactions

During the period January 1, 2026 through March 23, 2026, the Company received additional net proceeds from the Private Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Private Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Net Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class E	958,038	$23,950,950	$—	$23,950,950	—	$—	958,038	$23,950,950	$25.00
Class FA	22,181	555,000	—	555,000	—	—	22,181	555,000	25.02
	980,219	$24,505,950	$—	$24,505,950	—	$—	980,219	$24,505,950	$25.00

Investments

In January 2026, the Company invested $6,614,984 in preferred equity in entities that acquire MSR participation interests. In January, February and March 2026, the Company purchased $22,279,803 in residential mortgage whole loans.

Organizational and Offering Expenses Waiver

In order to maximize cash available for investment during the launch of the Company, the Advisor and Sub-Advisor have provided written notice to the Company of their agreement to waive, for January 2026, all reimbursement of organizational and offering expenses to which they are entitled under the Advisory Agreement and Sub-Advisory Agreement, respectively.

Repurchase Agreement

On January 30, 2026, RCRED Craftsman Administrator, LLC (“Craftsman”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement (together with the related transaction documents, the “Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman Sachs”), to finance the acquisition by the Seller of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Goldman Sachs for a maximum amount of up to $400 million. Advances under the Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR (as defined in the Repurchase Agreement) plus a price differential margin as agreed upon by Goldman Sachs and Seller for each transaction. The maturity date of the facility is January 30, 2028, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. In connection with the Repurchase Agreement, the Company provided a Guaranty (the “Guaranty”), which may become full recourse to the Company upon the occurrence of certain events as described in the Guaranty. The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. The foregoing summary description of each of the Repurchase Agreement and the Guaranty does not purport to be complete and is qualified in its entirety by reference to the Repurchase Agreement and Guaranty. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement and the Guaranty, as applicable.

CNL STRATEGIC RESIDENTIAL CREDIT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2025

Securities Sold Under Agreements to Repurchase

In February and March 2026, Craftsman received proceeds of $17,860,528 for securities under the Repurchase Agreement. In March 2026, proceeds of one security with interest was repaid to Goldman Sachs in the amount of $162,422.

Forward Trades

In March 2026, RCRED Georgian 2026 Trust executed two forward trade contracts with Barclays to purchase residential mortgage whole loans with an aggregate unpaid principal balance of $4,659,665 within 90 days unless mutually agreed to by RCRED Georgian 2026 Trust and Barclays from the date the residential mortgage whole loans were purchased.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accounting firm during the period ended December 31, 2025.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this Form 10-K to provide reasonable assurance that information required to be disclosed by us in the reports we filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. OTHER INFORMATION

On March 29, 2026, we entered into Amendment No. 2 to the Expense Support and Conditional Reimbursement Agreement with the Advisor and the Sub-Advisor, which corrects a scrivener's error in the Expense Support and Conditional Reimbursement Agreement to clarify the conditions under which Conditional Reimbursement (as defined therein) will not be made.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Board of Directors and Executive Officers

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. Our board of directors is currently comprised of five directors, three of whom are independent directors (as defined in our charter). Our board of directors has retained the Advisor and the Sub-Advisor to manage the origination, acquisition, and dispositions of our investments, subject to our board of directors’ supervision.

As provided in our bylaws, for so long as the Advisor and the Sub-Advisor act as investment advisors to us, CNL has the right to designate for nomination one director for election to our board of directors and Balbec has the right to designate for nomination one director for election to our board of directors. Our board of directors must also include three independent directors jointly designated for nomination by CNL and Balbec after consultation with each other, subject to the approval of the nomination of such independent director designees by our board of directors; however, in the event of a vacancy among the independent directors, the remaining independent directors shall nominate replacements for such position.

We have a five-member board. Our board of directors may change the number of directors, but not to fewer than three directors nor, unless our bylaws are amended, more than 11. Our charter provides that a majority of our directors must be independent directors. Our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with the Advisor or the Sub-Advisor. A director is deemed to be associated with the Advisor or the Sub-Advisor if he or she owns any interest (other than an interest in us) in, is employed by, is an officer or director of, or has any material business or professional relationship with the Advisor, the Sub-Advisor or any of their respective affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored or advised by the Advisor or the Sub-Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from the Advisor, the Sub-Advisor or any of their respective affiliates exceeds 5% of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, the Advisor, the Sub-Advisor or any of their respective affiliates. Our charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience. Our charter and bylaws have been ratified by our board of directors, including a majority of our independent directors.

Each director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Although the number of directors may be increased or decreased, a decrease may not shorten the term of any incumbent director. Any director may resign at any time or may be removed by the stockholders upon the affirmative vote of stockholders entitled to cast at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of a special meeting called to remove a director must indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed. Unless there are no directors, in which case a vacancy on our board of directors may be filled by the stockholders, a vacancy on our board of directors resulting from any reason other than an increase in the number of directors may be filled by a vote of a majority of the remaining directors, even if such majority is less than a quorum. A vacancy on our board of directors resulting from an increase in the number of directors may be filled by a vote of a majority of the entire board of directors. A vacancy on our board of directors resulting from the removal of a director by the stockholders may be filled by a vote of a majority of the remaining directors.

Our board of directors will generally meet quarterly or more frequently if necessary, in addition to meetings of any committees of the board of directors described below. Our directors are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as directors, our directors will rely heavily on the Advisor and the Sub-Advisor and on information provided by the Advisor and the Sub-Advisor. Our directors have a fiduciary duty to our stockholders to supervise the relationship between us, on the one hand, and the Advisor and the Sub-Advisor, on the other hand. Our board of directors is empowered to approve the payment of compensation to directors for services rendered to us.

Our board of directors has adopted written guidelines on investments and borrowings, the general terms of which are set forth in this Form 10-K. Our board of directors may revise these guidelines or establish further written guidelines on investments and borrowings and will monitor our administrative procedures, investment operations and performance to ensure that the policies are fulfilled. Our board of directors, including a majority of our independent directors, will review our investment guidelines with sufficient frequency, and at least annually, to determine that they are in the best interest of our stockholders. Each such determination will be recorded in the minutes of a meeting of the independent directors.

None of the members of our board of directors, the Advisor, the Sub-Advisor or any of their respective affiliates may vote or consent on matters submitted to the stockholders regarding (i) the removal of the Advisor, the Sub-Advisor, any director or any of their affiliates or (ii) any transaction between us and them. In determining the requisite percentage in interest required to approve such a matter, any shares owned by members of our board of directors, the Advisor, the Sub-Advisor and any of their respective affiliates will not be included.

Our Directors

We operate under the direction of our board of directors. Our board of directors is currently comprised of five directors, Chirag J. Bhavsar, Peter J. Troisi, Scott T. Boyd, Jack D. Howard, Jr., and Mark D. Linsz.

The following table sets forth certain information regarding our directors as of the date of this Form 10-K.

Name	Age	Position(s) Held With Us
Chirag J. Bhavsar	57	Chief Executive Officer, President and Director
Peter J. Troisi	41	Director
Scott T. Boyd	71	Independent Director
Jack D. Howard, Jr	68	Independent Director
Mark D. Linsz	61	Independent Director

The following sets forth biographical information concerning the individuals who are our directors. The biographical descriptions for each director include the specific experience, qualifications, attributes and skills that led to the conclusion by our board of directors that such person should serve as a director.

Interested Directors

Chirag J. Bhavsar has served as our Chief Executive Officer, President, and serves as chairman of our board of directors since 2025. Mr. Bhavsar also currently serves as Co-Chief Executive Officer and Co-President of CNL Financial Group. Mr. Bhavsar also currently serves as Chief Executive Officer of CNL Strategic Capital, LLC, a public, non-traded vehicle with a business strategy focused primarily on privately held companies managed by an affiliate of the Advisor. Mr. Bhavsar also currently serves as Chief Executive Officer and President of CNL Strategic Venture Partners, LLC managed by an affiliate of the Advisor. In addition, Mr. Bhavsar served as Chief Operating Officer and Chief Financial Officer for Corporate Capital Trust, Inc., a business development company, from January 1, 2017 until November 14, 2017. Mr. Bhavsar served as Chief Operating Officer from January 1, 2017 to April 9, 2018, Chief Financial Officer from January 1, 2017 to May 1, 2018, and as Chief Executive Officer and Chairman of the board of trustees from December 8, 2017 to April 9, 2018 of Corporate Capital Trust II, a business development company. Mr. Bhavsar has spent most of the past 15 years of his career with entities affiliated with CNL Financial Group. Mr. Bhavsar has served in the roles of Executive Vice President, Chief Operating Officer, and Chief Financial Officer for Valley National Bank’s Florida Division, from 2015 to 2016, and as the Executive Vice President and Chief Financial Officer of its predecessor, CNLBancshares, Inc., from 2002 to 2015. Mr. Bhavsar is Chairman of the Board of Currency Exchange International Corp., which is a publicly traded company on the Toronto Stock Exchange. Mr. Bhavsar also currently serves as Director and President of Cogent Bank f/k/a Pinnacle Bank, which is a community bank based in Central Florida. Mr. Bhavsar received his Bachelor of Science in Accounting from the University of Florida in 1990, and received a Master of Science in Accounting from the University of Florida in 1991. Mr. Bhavsar also graduated from University of Virginia’s Banking School in 1993. He is a certified public accountant. Mr. Bhavsar was selected as one of our directors because of his particular knowledge and experience in capital raising, particularly with regard to equity offerings and debt transactions, which strengthens our board of directors’ collective knowledge, capabilities and experience. In addition, we believe that Mr. Bhavsar’s experience is valuable to our board of directors in its oversight of regulatory and compliance requirements as well as its exercise of fiduciary duties to us and our stockholders.

Peter J. Troisi has served as one of our directors since 2025. Peter J. Troisi was appointed Chief Executive Officer of Balbec in April 2025 after having served as the Balbec’s President since 2023 and he is also a partner of Balbec. As Chief Executive Officer of Balbec, Mr. Troisi oversees all aspects of Balbec Capital and is a member of the Investment Committee. Since joining Balbec at inception in 2010, Mr. Troisi has held a number of roles with increasing responsibilities and has been a key driver in building out Balbec’s investment capabilities. Mr. Troisi initially worked with other Balbec partners at Max Recovery, a wholly owned subsidiary of Bear Stearns, from 2006 to 2009. Prior to joining Balbec, Mr. Troisi worked at PRA Group on their portfolio investment team. Mr. Troisi holds a Bachelor of Science in Economics from Siena College. Mr. Troisi was selected as one of our directors because of his particular knowledge and experience in capital raising and our investment strategy and target assets through his experience guiding Balbec’s investment activities.

Independent Directors

Scott T. Boyd has served as an independent director on our board of directors since 2025. In 1991, Mr. Boyd founded and currently serves as President of Boyd Development Corporation, a real estate development company based in Winter Garden, Florida. Boyd Development Corporation specializes in anchored retail shopping centers, multi-family projects, net-lease real estate, mixed-use, and land development projects. Prior to founding Boyd Development Corporation, Mr. Boyd worked in public accounting with Ernst & Ernst and Price Waterhouse from 1977 to 1982. He then joined CNL Financial Group, where he held a series of positions, ultimately serving as President of CNL Properties, Inc. from 1987 to 1990. Mr. Boyd is actively involved in community and philanthropic organizations. He currently serves as the Orlando chair of the National Christian Foundation, is a member of the board of directors for Lift Orlando, and previously served as chair at The First Academy, a K-12 college preparatory school in Orlando, for 12 years. Mr. Boyd holds a Bachelor of Science in Accounting from North Park University in Chicago, Illinois. Mr. Boyd was selected as one of our three independent directors because of his prior financial and real estate experience and expertise.

Jack D. Howard, Jr. has served as an independent director on our board of directors since 2025. Mr. Howard has over four decades of experience in investment management, real estate, and legal advisory roles. Mr. Howard is also the Owner of JDH Investments, LLC, an investment firm focused on real estate, energy, and private company investments, which he has led since 2000, and JDH Asset Management, LLC, where he has provided family office investment advisory services since 2009. Previously, Mr. Howard was a Founding Partner, President, and General Counsel of First Capital Partners, Inc., a Dallas-based real estate investment company specializing in the acquisition and management of commercial properties and distressed mortgage debt from 1990 to 2000. He also co-founded Circa Capital Corporation, a hotel acquisition and management firm, where he served as principal from 1995 to 2000. Since 2022, Mr. Howard has served as the Chair, and since 2013, as an Investment Committee Member of the Kansas University Endowment Association. He is a former Chair (2010–2011) and National Board Member (2003–2012) of the Kansas University Alumni Association. Mr. Howard has also served on the board of the West District Improvement Company, a special purpose entity created by Kansas University to develop 60 acres of under-utilized land. Mr. Howard is a former President of The Austin Boys & Girls Club Foundation (2000–2005) and a former Board Member of The Boys & Girls Clubs of Austin (1996–2003). Mr. Howard holds a Doctor of Jurisprudence from the University of Texas at Austin and a Bachelor of Science in Accounting from the University of Kansas. He is a member of the State Bar of Texas and previously held the Certified Financial Planner™ designation. Mr. Howard was selected as one of our three independent directors because of his prior board experience and financial and investment expertise.

Mark D. Linsz has served as an independent director on our board of directors since 2025. Mr. Linsz currently serves as co-founder and senior managing partner of My Next Season, an organization designed to help companies and individuals with career transitions, a position he has held since September 2014. Mr. Linsz also currently serves as an independent director of CNL Strategic Capital, LLC and Commodity & Ingredient Hedging, LLC. Mr. Linsz served as an independent trustee for Corporate Capital Trust II. Mr. Linsz also held a series of senior financial positions at Bank of America from 1998 to 2014, most recently serving as CFO Risk Executive from 2013 to 2014 and Corporate Treasurer from 2009 to 2013. Previously, Mr. Linsz served as Bank of America’s Global Markets Risk Executive from 2007 to 2009 and as Chief Risk Officer for Europe, the Middle East, Africa and Asia from 2005 to 2008. Prior to 2005, Mr. Linsz also served as Bank of America’s Capital Markets Risk Executive and Head of Compliance for the Global Corporate and Investment Bank. Mr. Linsz began his career with Chicago Research and Trading Group (“CRT”) in 1987. Prior to being purchased by NationsBank, he was the head of Market Risk for CRT and continued these responsibilities at NationsBanc-CRT until 1998. Mr. Linsz previously served on the board of directors of the Deposit Trust and Clearing Corporation from 2013 to 2014 and on the board of directors of BlackRock Corporation from 2009 to 2011. Mr. Linsz received a Bachelor of Arts from National Louis University. Mr. Linsz was selected as one of our three independent directors because of his prior board experience and financial expertise.

Our Executive Officers

The following sets forth biographical information concerning the individuals who are our executive officers.

Name	Age	Position(s) Held with Us
Chirag J. Bhavsar	57	Chief Executive Officer, President and Director
Tammy J. Tipton	65	Chief Financial Officer and Treasurer
Bradley S. Yochum	39	General Counsel and Secretary

Chirag J. Bhavsar has served as our Chief Executive Officer and President since 2025. Mr. Bhavsar’s biographical information is included in this For 10-K under “—Our Directors.”

Tammy J. Tipton has served as our Chief Financial Officer and Treasurer since 2025. Ms. Tipton also currently serves as Chief Financial Officer and Interim Chief Operating Officer of CNL Strategic Capital, LLC, a public, non-traded vehicle with a business strategy focused primarily on privately held companies. Ms. Tipton also currently serves as Chief Financial Officer and Treasurer of CNL Strategic Venture Partners, LLC. Ms. Tipton also currently serves as Chief Financial Officer, Senior Vice President and Treasurer of CNL Healthcare Corp., the advisor to CNL Healthcare Properties, Inc., a public, non-traded REIT. Ms. Tipton also has previously served as Chief Financial Officer, Senior Vice President and Treasurer of CHP II Advisors, LLC, since its inception on July 9, 2015, the advisor to CNL Healthcare Properties II, Inc., another public, non-traded REIT. Ms. Tipton previously served as the Chief Financial Officer and Treasurer of CNL Lifestyle Properties, Inc., another public non-traded REIT from May 2015 to December 2017, and served as Chief Financial Officer from March 2014 to December 2017, and as Senior Vice President from May 2015 to December 2017 of its advisor. She also served as Chief Financial Officer and Treasurer of CNL Growth Properties, Inc., another public, non-traded REIT, from September 2014 to October 2017. She served as Chief Financial Officer and Treasurer of Global Income Trust, Inc., another public, non-traded REIT, from September 2014 until its dissolution in December 2015. She serves as Chief Financial Officer and Senior Vice President of CNL Financial Group where she oversees the strategic finance, accounting, reporting, budgeting, payroll and purchasing functions for CNL and its affiliates. Ms. Tipton also holds various other offices with other CNL affiliates. Ms. Tipton has served in various other financial roles since joining CNL Financial Group in 1987. These roles have included regulatory reporting for 20 public entities and the accounting, reporting and servicing for approximately 30 public and private real estate programs. Ms. Tipton received her Bachelor of Science in Accounting from the University of Central Florida. She is also a certified public accountant.

Bradley S. Yochum has served as our General Counsel and Secretary since 2025. Mr. Yochum also currently serves as General Counsel and Secretary of CNL Strategic Capital, LLC, a public, non-traded vehicle with a business strategy focused primarily on privately held companies. Mr. Yochum also currently serves as General Counsel and Secretary of CNL Strategic Venture Partners, LLC. Mr. Yochum also currently serves as General Counsel of CNL Financial Group. Mr. Yochum joined CNL Financial Group in 2012 and has previously served in various legal and compliance roles, including with the Managing Dealer, a broker-dealer and FINRA member, and Corporate Capital Trust, Inc., a business development company. Mr. Yochum received a Master of Laws in Taxation Law from Villanova University in 2020, a Juris Doctor from the John Marshall School of Law in 2012 and Bachelor of Arts in Business from the University of Georgia in 2009. Mr. Yochum also holds his FINRA Series 7, 24 and 65 registrations and is a Certified Financial Planner™, a designation he has held since 2022. Mr. Yochum is licensed to practice law in Florida and is a member of The Florida Bar.

All of our executive officers are employed by and receive compensation from affiliates of the Advisor.

Risk Oversight and Board Structure

Leadership Structure of our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Among other things, our board of directors sets broad policies for us and approves the appointment of the Advisor, the Sub-Advisor, the Administrator and our executive officers. The role of our board of directors, and of any individual director, is one of oversight and not of management of our day-to-day affairs.

Our board of directors understands that there is no single, generally accepted approach to providing board leadership and that given the dynamic and competitive environment in which we operate, the appropriate leadership structure may vary as circumstances warrant. Under our bylaws, our board of directors may designate one of our directors as chair to preside over meetings of our board of directors and meetings of stockholders, and to perform such other duties as may be assigned to him or her by our board of directors. Presently, Chirag J. Bhavsar serves as Chairman of our board of directors and is an “interested person” by virtue of his professional association with CNL. We believe that it is in the best interests of our stockholders for Mr. Bhavsar to serve as Chairman of our board of directors because of his significant experience in matters of relevance to our business. We believe that our board of directors’ leadership structure is in the best interests of us and our stockholders. We also believe that this leadership structure creates a firm link between management and our board of directors and provides unified leadership for carrying out our strategic initiatives and business plans.

Our Board of Directors’ Role in Risk Oversight

Our board of directors plays an important role in the risk oversight of our company. Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Risk management is a broad concept comprising many disparate elements (for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). Our executive officers and the Advisor and the Sub-Advisor are responsible for the day-to-day management of the risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In this capacity, our board of directors (or a committee thereof) performs many tasks, including but not limited to, receiving regular periodic reports from our internal and external auditors and the Advisor and the Sub-Advisor (with respect to our business), approving acquisitions and dispositions and new borrowings as well as periodically reviewing and discussing with our management the risks we face. In its risk oversight role, our board of directors has the responsibility of satisfying itself that the risk management processes designed by our executive officers and the Advisor and the Sub-Advisor are adequate and functioning as designed.

One or more committee(s) of our board of directors assist(s) the full board of directors in risk oversight by addressing specific matters within the purview of each committee. For example, our audit committee is specifically responsible, in consultation with management, our independent auditors and our internal auditor for the integrity of our financial reporting processes and controls and valuation process. In executing this responsibility, our audit committee discusses policies with respect to risk assessment and risk management, including significant financial risk exposures and the steps management has taken to monitor, control and report on such exposures. As part of this process, our audit committee oversees the planning and conduct of an annual risk assessment that is designed to identify and analyze risks to implementing and executing our business strategy. The results of the risk assessment are then discussed with management and used to develop our annual internal audit plan.

Our board of directors believes that this role in risk oversight is appropriate. We believe that we have robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect us can be identified or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond our control and that of the Advisor, the Sub-Advisor and our other service providers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and director, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such statements furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during 2025, except that the Forms 3 for Messrs. Troisi and Boyd were filed late.

Board Meetings and Attendance

Our board of directors met one time for regular quarterly meetings during 2025, all of whom attended such meeting.

Committees of the Board

Our board of directors may delegate many of its powers to one or more committees. Our board has established our audit committee.

Our audit committee is composed of Messrs. Boyd, Howard and Linsz. Our audit committee operates under a written charter adopted by our board of directors. Our audit committee assists our board of directors in overseeing:

•	our accounting and financial reporting processes and valuation process;
•	the integrity and audits of our financial statements;
•	our compliance with legal and regulatory requirements;
•	the qualifications and independence of our independent auditors; and
•	the performance of our internal and independent auditors.

Mr. Linsz chairs our audit committee and serves as our “audit committee financial expert,” as that term is defined by the SEC. Our board of directors has determined that Mr. Linsz is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee held three meetings during 2025. Each committee member attended all meetings of the Audit Committee.

Currently, we do not have a nominating committee or a compensation committee. Our board of directors is of the view that it is not necessary to have a nominating committee at this time because our board of directors is composed of only five members, a majority of whom are “independent”. Our board of directors does not have a compensation committee because we are externally managed and do not have any employees. We do not separately compensate our executive officers for their services as officers. However, the compensation payable to the Advisor and the Sub-Advisor pursuant to the Advisory Agreement and the Sub-Advisory Agreement, respectively, have been separately approved by our board of directors.

Corporate Governance

Our board of directors has adopted corporate governance policies and procedures that our board of directors believes are in the best interest of the Company and our shareholders as well as compliant with the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, more particularly:

•	A majority of our board of directors and all of the members of our audit committee are independent.
•	Our board of directors has adopted a charter for our audit committee; and one member of our audit committee is an “audit committee financial expert” as defined in the SEC rules.
•	Our audit committee hires, determines compensation of, and decides the scope of services performed by our independent auditors.
•	We have adopted a Code of Business Conduct and Code of Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of the Advisors, including our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Business Conduct and Code of Ethics is posted on our website at www.cnlstrategicresidentialcredit.com.
•	We have adopted a Whistleblower Policy that applies to all directors, managers and officers of the Company and its subsidiaries and the Advisor and certain individuals from other entities affiliated with the Advisor who provide substantial management, administrative or other services to or for our benefit, and establishes procedures for the confidential, anonymous submission by such persons regarding improper accounting, internal controls, and auditing matters as violations of laws and other important Company policies.
•	CNL has adopted an Insider Trading Policy governing the purchase or sale of securities based on material nonpublic information by a director or officer of the Company that is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of such Insider Trading Policy is filed as Exhibit 19.1 to this Form 10- K.

Item 11. EXECUTIVE COMPENSATION

Compensation of Independent Directors

Each independent director is entitled to receive a $25,000 annual fee for services as well as $2,000 per board of directors meeting attended, whether they participate by telephone or in person. Each independent director serving on our audit committee will receive $2,000 per audit committee meeting attended, whether they participate by telephone or in person. The chairman of our audit committee will receive an annual retainer of $10,000. Independent directors will also receive $2,000 per day for their participation in all meetings and other company-related business outside of normally scheduled board of directors meetings. In addition to the annual fee and fee for meeting attendance, as applicable, we reimburse our independent directors for any reasonable out-of-pocket expenses incurred for their service as a director. No additional compensation will be paid for attending our annual meeting of stockholders.

The table below sets forth the compensation received by each director from the Company for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Total Compensation
Interested Directors:
Chirag J. Bhavsar	$—	$—
Peter J. Troisi	—	—
Independent Directors:
Mark D. Linsz	$31,365	$31,365
Scott T. Boyd	24,690	24,690
Jack D. Howard, Jr	24,690	24,690

Compensation Discussion and Analysis

Compensation Committee Interlocks and Insider Participation

No compensation committee exists, and no deliberations have occurred with respect to executive compensation, as no executive officers will receive any compensation for their service as executive officers.

Executive Compensation

We have no employees. We are managed by the Advisor pursuant to the Advisory Agreement. All of our executive officers are employees of the Advisor or one or more of its affiliates. We have not paid, and do not intend to pay, any cash compensation to our executive officers and we do not currently intend to adopt any policies with respect thereto. We do not have agreements with any of our executive officers or any employees of the Advisor or its affiliates with respect to their compensation. Pursuant to the Advisory Agreement, we pay the management fee to the Advisor, not to provide compensation to our executive officers, but to compensate the Advisor for the services it provides for our day-to-day management. No specific portion of the management fee is designated for use by the Advisor as compensation to its employees who are our executive officers, and we are not required to, and do not, separately reimburse the Advisor for compensation paid by the Advisor to our executive officers. Rather, the Advisor will determine the levels of base salary and cash incentive compensation that may be earned by our executive officers for services performed for the Advisor, based on the time required for the performance of the duties of the Advisor under the Advisory Agreement and such other factors as the Advisor may determine are appropriate. The Advisor will also determine whether and to what extent our executive officers will be provided with pension, deferred compensation and other employee benefits plans and programs for their services performed for the Advisor. The Advisor, the Sub-Advisor and their respective affiliates, including certain of our officers and some of our directors, will face conflicts of interest including conflicts that may result from compensation arrangements. The Advisor compensates the members of its team with incentive-based compensation, asset-based compensation and/or bonuses and awards which will vary based on the Advisor’s performance. The Advisor may choose to allocate any shares it acquires from us to one or more employees of the Advisor or its affiliates from time to time and in its sole discretion. We do not play any role in the Advisor’s determination of how it compensates our executive officers as we are not entitled to review or approve compensation decisions made by the Advisor under the terms of the Advisory Agreement or otherwise.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this Form 10-K, information with respect to the beneficial ownership of our shares by:

◦	each person known to us to beneficially own more than 5% of any class the outstanding shares;
•	each of our directors and named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power, based upon the information furnished to us by such stockholders, directors and executive officers.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of all Shares(2)
Directors and Named Executive Officers
Chirag J. Bhavsar	10,000	1.01%
Peter J. Troisi	17,000	1.72%
Scott T. Boyd	—	*
Jack D. Howard, Jr.	—	*
Mark D. Linsz	—	*
Tammy J. Tipton	1,000	*
Bradley S. Yochum	2,000	*
All executive officers and directors as a group (7 person)	30,000	3.05%
5% Stockholders
CNL Residential Credit Manager, LLC(3)	100,000	10.12%
Balbec Capital Holdings, L.P.(4)	100,000	10.12%

FOOTNOTES:

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o CNL Strategic Residential Credit, Inc. 450 South Orange Avenue, Suite 1400, Orlando, FL 32801-3336.
(2)	Based on a total of 988,219 Class E shares and Class FA shares outstanding as of March 30, 2026.
(3)	Represents 100,000 Class E shares held of record by the Advisor, CNL Residential Credit Manager, LLC, an indirect subsidiary of CNL Financial Group, LLC, which is indirectly wholly owned by James M. Seneff, Jr.
(4)	Represents 100,000 Class E shares held of record by Balbec Capital Holdings, L.P. InSolve Capital G.P. Parent, L.L.C. is the general partner of Balbec Capital Holdings, L.P. and is managed by a board of directors consisting of five directors who make decisions, including voting or investment decisions with respect to our shares, by a majority vote. The address of Balbec Capital Holdings, L.P. is 7114 E Stetson Dr, Suite 250, Scottsdale, AZ 85251.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our charter requires a majority of the members of our board of directors to be “independent” directors in accordance with the criteria set forth in our charter. Our audit committee charter also requires that all members of our audit committee be independent. Based on its review of all relevant facts and circumstances, our board of directors has affirmatively determined that three of our five directors – Messrs. Linsz, Boyd and Howard Jr. – qualify as independent directors under our charter.

Policies Regarding Transactions with Certain Affiliates

Item 404 of the SEC’s Regulation S-K requires disclosure of any transaction between us and any related persons the amount of which exceeds the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years, in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than 5% of the Company’s voting securities, immediate family members of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has 10% or greater beneficial ownership interest.

In order to reduce or eliminate certain potential conflicts of interest, our charter contains restrictions and/or our board of directors has adopted written procedures, relating to (i) transactions between the Company and the Advisor, the Sub-Advisor or their respective affiliates and (ii) allocation of properties and loans among certain affiliated entities.

Our board of directors, including a majority of our independent directors, will evaluate at least annually whether the compensation that we contract to pay to the Advisor and the Sub-Advisor, and their respective affiliates, is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by the charter. Our board of directors, including a majority of our independent directors, supervises the performance of the Advisor and the Sub-Advisor and their respective affiliates and the compensation we pay to them to determine whether the provisions of our compensation arrangements are being carried out. This evaluation will be based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

•	the amount of fee paid to the Advisor or the Sub-Advisor in relation to the size, composition and performance of our investments;
•	the success of the Advisor or the Sub-Advisor in generating investments that meet our investment objectives;
•	rates charged to other externally advised REITs and other similar entities by advisors performing similar services;
•	additional revenues realized by the Advisor or the Sub-Advisor and their affiliates through their advisory relationship with us (including the total return incentive fee paid to the Advisor);
•	the quality and extent of the services and advice furnished by the Advisor or the Sub-Advisor and their affiliates;
•	the performance of our assets, including income, conservation or appreciation of capital, frequency of the problem investments and competence in dealing with distress situations; and
•	the quality of our portfolio relative to the investments generated by the Advisor or the Sub-Advisor for their own accounts.

In addition to the policies described above with respect to transactions between us and the Advisors or any of their affiliates, our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our general counsel any related person transaction and all material facts about the transaction. Our general counsel would then assess and promptly communicate that information to our directors. Based on their consideration of all of the relevant facts and circumstances, our directors will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to our directors which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationship with CNL and Balbec, including the Advisor, the Sub-Advisor and their respective affiliates. Two members of our board of directors and our chief executive officer and chief financial officer are also executives of either CNL or Balbec and/or one or more of their affiliates. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Advisory Agreement, the Sub-Advisory Agreement, or the policies and procedures adopted by the Advisor, CNL, Balbec and their affiliates will enable us to identify, adequately address or mitigate these conflicts of interest. Notwithstanding the foregoing, we believe our directors, officers, and the Advisors’ personnel will devote a sufficient amount of time to our business to fulfill their responsibilities to us. Pursuant to our charter, the Advisory Agreement and Sub-Advisory Agreement, transactions between us and the Advisors or their respective affiliates will be subject to approval by our board of directors, including a majority of our independent directors. See “Item 1A. Risk Factors—Risks Related to Conflicts of Interest.”

Some examples of conflicts of interest that may arise by virtue of our relationship with the Advisors, CNL and Balbec include:

•	CNL’s and Balbec’s Policies and Procedures. Specified policies and procedures implemented by the Advisor, the Sub-Advisor and their respective affiliates to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across the Advisors’ and their respective affiliates’ various businesses that CNL and Balbec expect to draw on for purposes of pursuing attractive investment opportunities. In addressing these conflicts and regulatory, legal and contractual requirements, Balbec has implemented certain policies and procedures that also have the effect of reducing firm-wide synergies and collaboration that the Sub-Advisor could otherwise expect to utilize for purposes of identifying and managing attractive investments.

•	Allocation of Investment Opportunities; Co-Investments. The possibility exists that we and one or more other of Balbec’s affiliates, investment vehicles, or funds currently in existence or which may be subsequently established in the future (collectively, the “Other Balbec Accounts”) may have capital available for investment at the same time, which has the potential to create a conflict of interest with respect to the allocation of investment opportunities. In addition, the Sub-Advisor is permitted to invest a portion of our assets in investments in which an Other Balbec Account has or will have an existing investment. These and other situations will involve potential conflicts of interest with respect to the allocation of investment opportunities and the sharing of fees and expenses amongst us and Other Balbec Accounts. Although this conflict is mitigated by the fact that the Sub-Advisor typically only selects investments primarily for one entity at any given time and by the fact that the Advisor will establish procedures to address such conflicts, some of which are described herein, there can be no assurance that such conflicts will be resolved in a manner that is most favorable to us. In addition, the appropriate allocation among us and Other Balbec Accounts of expenses and fees generated in the course of evaluating and making investments often may not be clear, especially where more than one entity participates. For instance, if two or more of us and Other Balbec Accounts are considering making an investment that is not consummated, allocation of the expenses generated for the account of us or such Other Balbec Accounts (such as expenses of common counsel and other professionals) will be made by the Sub-Advisor based on the assessment of each such entity’s pro rata expected participation in such investment opportunity. Potential and actual conflicts are expected to also arise in the allocation of certain Sub-Advisor investment team members’ time among us and such Other Balbec Accounts. Additionally, the Sub-Advisor may spend time and incur expenses pursuing assets on our behalf, and determine that the return profile is not adequate for us or other reasons such assets will not be pursued by us. We may incur such expenses if Other Balbec Accounts also do not make such investments. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us and there will be one or more investment opportunities where our participation is restricted. Our board of directors, including a majority of independent directors, has the duty to ensure that the allocation methodology described above is applied fairly to us.

•	Corporate Opportunities. We do not have a policy that expressly prohibits our directors, officers, or affiliates from engaging for their own account in business activities of the types conducted by us. However, the Code of Business Conduct and Code of Ethics adopted by our board of directors contains a conflicts of interest policy that prohibits our directors and executive officers, as well as personnel of the Advisor and the Sub-Advisor who provide services to us, from engaging in any transaction that involves an actual conflict of interest with us. Notwithstanding the prohibitions in such Code of Business Conduct and Code of Ethics, after considering the relevant facts and circumstances of any actual conflict of interest, a majority of our directors, including a majority of our independent directors, may, on a case-by-case basis and in their sole discretion, waive such conflict of interest. In addition, the Advisory Agreement and the Sub-Advisory Agreement do not prevent the Advisor, the Sub-Advisor and their respective affiliates from engaging in additional business opportunities, some of which could compete with us, except as agreed to by the Advisor and the Sub-Advisor.

•	Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to the Advisors or their affiliates differ among the accounts, clients, entities, funds and/or investment vehicles that they manage. If the amount or structure of the management fee and the Advisors’ or their affiliates’ compensation differs among accounts, clients, entities, funds and/or investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), the Advisors might be motivated to help certain accounts, clients, entities, funds and/or investment vehicles over others. Similarly, the desire to maintain assets under management or to enhance the Advisors’ performance records or to derive other rewards, financial or otherwise, could influence the Advisors or their affiliates in affording preferential treatment to those accounts, clients, entities, funds and/or investment vehicles that could most significantly benefit the Advisors or their affiliates. The Advisors may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such accounts, clients, entities, funds and/or investment vehicles. Additionally, the Advisors or their affiliates might be motivated to favor accounts, clients, entities, funds and/or investment vehicles in which it has an ownership interest or in which CNL, Balbec and/or their affiliates have ownership interests. Conversely, if an investment professional at the Advisors or their affiliates does not personally hold an investment in our company but holds investments in other CNL or Balbec affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

•	Advisory and Other Relationships. Neither CNL nor Balbec is under any obligation to decline any engagements or investments in order to make an investment opportunity available to us. We may be forced to sell or hold existing investments as a result of relationships that CNL or Balbec may have or transactions or investments CNL or Balbec and their affiliates may make or have made. Additionally, there may be circumstances in which one or more individuals associated with CNL or Balbec will be precluded from providing services to the Advisors because of certain confidential information available to those individuals or to other parts of Balbec. Affiliates of CNL or Balbec may also be involved in the private placement of debt or equity securities issued by us or other of CNL’s affiliates, investment vehicles, or funds currently in existence or which may be subsequently established in the future (collectively, the “Other CNL Accounts”) or Other Balbec Accounts, or otherwise in arranging financings with respect thereto. Subject to applicable law, and as may be disclosed to our board of directors in advance, affiliates of CNL or Balbec may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our stockholders. In determining whether to invest in a particular transaction on our behalf, the Advisors may consider existing business relationships it has, which may result in certain transactions that the Advisors will not undertake on our behalf in view of such relationships.

•	Service Providers. Certain of our service providers (including lenders, brokers, attorneys and investment banking firms) may be sources of investment opportunities, counterparties therein or advisors with respect thereto. This may influence the Advisors in deciding whether to select such a service provider. In addition, in instances where multiple CNL or Balbec businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other CNL or Balbec affiliates rather than us.

Certain of our service providers and their respective affiliates may from time to time act as prime broker, dealer, custodian, depositary, registrar, administrator or distributor, in relation to, or be otherwise involved in, other accounts or other funds, vehicles or accounts established by parties other than the Advisor and/or Sub-Advisor, which may have similar investment objectives and strategies to us. It is, therefore, possible that any of them may, in the course of business, have potential conflicts of interests with us. Each will, at all times, have regard in such event to its obligations to us and will endeavor to ensure that such conflicts are resolved fairly. Such service providers, and their respective officers, employees and affiliates may from time to time provide other services to the Advisor and/or Sub-Advisor and/or be involved in other financial, investment or professional activities which may give rise to conflicts of interest with us, or which may conflict with the investment strategy being pursued by us.

The Advisor and/or Sub-Advisor will only select a service provider to perform services for us to the extent the Advisor and/or Sub-Advisor, or an affiliate thereof, has determined that doing so is appropriate for us given all surrounding facts and circumstances and is consistent with the Advisor’s and/or Sub-Advisor’s, as applicable, responsibilities under applicable law (including ERISA); provided, however, the Advisor and/or Sub-Advisor, as applicable, may consider various relevant factors and may not necessarily seek out the lowest-cost option when engaging such service providers as other factors or considerations may prevail over cost.

•	Loan Transactions. As part of its services to Other Balbec Accounts, Balbec or its affiliates may also advise or cause such Other Balbec Accounts to invest in loans and/or similar financing arrangements which provide funds to its loan origination partners. If and to the extent that we are invested in residential whole mortgage loans with such loan origination partners, Balbec may advise its Other Balbec Accounts to take such actions in respect of such loans or financing transactions which could result in an adverse impact to the financial condition (including insolvency) to such loan origination partners.

•	Use of Affiliates. Although our board of directors selects service providers that it believes are aligned with its operational strategies and will enhance our returns, the Sub-Advisor has a financial interest in the appointment of an affiliated servicer or other person because of the financial or other business interests of its affiliates resulting from such affiliation. Whether or not the Sub-Advisor has a relationship or receives financial or other benefit from the appointment of a particular service provider, there can be no assurance that another service provider is not more qualified to provide the applicable services or able to provide such services at lesser cost. For additional information, see “—Certain Relationships with Affiliates—Affiliate Service Arrangements.”

•	Possible Future Activities. The Advisors and their affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Advisory Agreement and the Sub-Advisory Agreement, the Advisors and their affiliates will not be restricted in the scope of their business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Advisors, CNL, Balbec and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.

•	Transactions with Other Balbec Accounts. From time to time, we may enter into purchase and sale transactions and joint ventures with Other Balbec Accounts. Such transactions will be conducted in accordance with, and subject to, our charter (including the requirement that such transaction be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction), the terms and conditions of the Advisory Agreement, the Sub-Advisory Agreement, and the Code of Business Conduct and Code of Ethics and applicable laws and regulations. These requirements will also apply to purchase and sale transactions and joint ventures with the Advisor, the Sub-Advisor, one or more of our directors or any of their respective affiliates.

Further conflicts could arise once we and CNL, Balbec or their affiliates have made our respective investments. For example, if we enter into a joint venture with Other CNL Accounts or Other Balbec Accounts, our interests and the interests of such Other CNL Account or Other Balbec Account may conflict, for example when one joint venture partner seeks to sell the assets in the joint venture but the other joint venture partner does not. In such situations, the ability of the Sub-Advisor to recommend actions in our best interests might be impaired.

Certain Relationships with Affiliates

The following discussion sets forth the agreements that we have entered into with CNL, Balbec and/or their respective affiliates. The statements relating to the Advisory Agreement, Sub-Advisory Agreement, Administrative Services Agreement and an Expense Support and Conditional Reimbursement Agreement (the “Expense Support and Conditional Reimbursement Agreement”) set forth in this section are subject to and are qualified in their entirety by reference to all of the provisions of such agreements, copies of which are filed as exhibits to this Form 10-K.

The Advisory Agreement

Our board of directors at all times has oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to our company. Pursuant to the Advisory Agreement, our board of directors has delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, strategy and guidelines, policies and limitations, subject to oversight by our board of directors. We believe that the Advisor has sufficient staff and resources as of the date of this Form 10-K so as to be capable of fulfilling the duties set forth in the Advisory Agreement.

Services

Pursuant to the terms of the Advisory Agreement, the Advisor is responsible for, among other things:

•	serving as an advisor to us with respect to the establishment and periodic review of our investment guidelines and our investments, financing activities and operations;

•	investigating, selecting and engaging such persons as the Advisor deems necessary to the proper performance of its obligations under the Advisory Agreement, including but not limited to consultants, accountants, correspondents, lenders, technical advisers, attorneys, brokers, underwriters, corporate fiduciaries, escrow agents, depositaries, custodians, agents for collection, insurers, insurance agents, banks, securities investment advisors, mortgagors, mortgage servicing companies, any and all agents for any of the foregoing, or other persons (including affiliates of the Advisor) acting in any capacity deemed by the Advisor necessary or desirable for the performance of any of the foregoing services, including but not limited to entering into contracts in the name of us with any of the foregoing;

•	consulting with our officers and our board of directors and assisting our board of directors in the formulation and implementation of our financial policies, and, as necessary, furnishing our board of directors with advice and recommendations with respect to the origination, acquisition and disposition of investments or arranging for any issuance of mortgage-backed securities from pools of mortgage loans or mortgage-backed securities owned by us or any of our subsidiaries consistent with our business objectives and policies and in connection with any borrowings proposed to be undertaken by us;

•	participating in the fair valuation process for investments pursuant to our valuation policy, including making supportable recommendations of fair values to us for all investments for which publicly observable prices are not available; and

•	subject to the Advisory Agreement, on our behalf, identifying potential opportunities for investments consistent with our investment objectives and policies, including but not limited to: (i) locating, analyzing, performing due diligence on and selecting potential investments; (ii) structuring and negotiating the terms and conditions of transactions pursuant to which originations, acquisitions and dispositions of investments will be made including, without limitation, the formation and qualification of wholly owned subsidiaries, securitizations of investments, joint ventures, and special purpose vehicles; (iii) arranging for financing and refinancing and making other changes in the investments or capital structure of, and disposing of, reinvesting the proceeds from the sale of, or otherwise dealing with originations, acquisitions or securitizations of investments; (iv) coordinating and managing operations of any co-investment interests held by us and conducting matters with co-investment partners; and (v) determining the composition of the investments, the nature and timing of the changes therein and the manner of implementing such changes.

The above summary is provided to illustrate the material functions which the Advisor will perform for us and it is not intended to include all of the services which may be provided to us by the Advisor or third parties.

Management Fee, Total Return Incentive Fee and Expense Reimbursements

Management Fee. As compensation for its services provided pursuant to the Advisory Agreement, we will pay the Advisor a management fee that shall be calculated for each share class at an annual rate of (i) 1.25% of NAV for Class A shares, Class I shares, Class D shares and Class T shares (collectively, the “non-founder shares”), and (ii) 1.0% of NAV for the Class FA shares (the “founder shares”) in each case, per annum and payable monthly in arrears and before giving effect to any accruals for the management fee, distribution and stockholder servicing fees and total return incentive fee. No management fee will be payable with respect to Class E shares. The management fee for a certain month shall be calculated on a class-by-class basis based on the NAV for each applicable Share class at the end of that month and shall be due and payable no later than 30 calendar days following the end of the applicable month.

Total Return Incentive Fee. We will pay the Advisor the total return incentive fee that will be based on the total return to stockholders for each share class of our company in any calendar year, payable annually in arrears. No total return incentive fee will be payable with respect to Class E shares. The total return incentive fee will be calculated and will accrue on a quarterly basis, to the extent that it is earned. We will perform a final reconciliation of the total return incentive fee calculation at the completion of each calendar year and the total return incentive fee will be due and payable to the Advisor no later than 90 calendar days following the end of the applicable calendar year. The total return incentive fee for each Share class is calculated as follows:

Annual Preferred Return. No total return incentive fee will be payable with respect to a particular share class for any calendar year in which the Total Return to Stockholders of such share class for such calendar year does not exceed 6%, which is referred to as the “Annual Preferred Return.”

Non-Founder Shares.

(A) 100% of the total return to stockholders payable with respect to the non-founder shares, calculated for each share class based on the total return to stockholders on non-founder shares, if any, that exceeds the Annual Preferred Return, but is less than or equal to 7.06% (the “non-founder breakpoint”) in any calendar year. This portion of the total return incentive fee is referred to as the “non-founder catch up.”

(B) 15% of the total return to stockholders with respect to each particular share class of non-founder shares, calculated for each share class based on the total return to stockholders on non-founder shares, if any, that exceeds the non-founder breakpoint.

Founder Shares

(A) 100% of the total return to stockholders payable with respect to the founder shares, calculated for each share class based on the total return to stockholders on founder shares, if any, that exceeds the Annual Preferred Return, but is less than or equal to 6.86% (the “founder breakpoint”) in any calendar year. This portion of the total return incentive fee is referred to as the “founder catch up.”

(B) 12.5% of the total return to stockholders with respect to the founder shares, calculated for each share class based on the total return to stockholders on founder shares, if any, that exceeds the founder breakpoint.

Total Return to Stockholders. For purposes of calculating the total return incentive fee, the total return to stockholders means the investment return provided to stockholders, which will be calculated independently for each share class, and equals to, for all such shares outstanding during such applicable period, the sum of (i) the declared distributions per share over such applicable period plus (ii) change in NAV per share over the calendar year (or such other applicable period).

High Water Mark. For the purposes of calculating each total return to stockholders, the change in NAV is subject to a High Water Mark. The “High Water Mark” is equal to the highest asset value, for each share class of our company since inception, adjusted to account for any stock dividend, stock split, recapitalization or any other similar change in our capital structure or for any special distributions, provided such adjustment is approved by our board of directors. If, as of each calendar year end, the NAV for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the total return to stockholders calculation will include the increase in NAV for such share class in excess of the High Water Mark, and (B) below the High Water Mark, for such calendar year, (i) any increase in the per share NAV will be disregarded in the calculation of total return to stockholders for such share class while (ii) any decrease in the per share NAV will be included in the calculation of total return to stockholders for such share class. For the year ending December 31, 2025, the High Water Marks which will apply to the total return incentive fee calculation will be $24.75 for Class FA shares, $24.75 for Class A shares, $24.75 for Class T shares, $24.75 for Class D shares, and $24.75 for Class I shares.

Expense Reimbursement. Under the Advisory Agreement, subject to any reduction or deferral of such amounts required to be reimbursed pursuant to the Expense Support and Conditional Reimbursement Agreement with the Advisor and the Sub- Advisor, the Advisor is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, including, without limiting the generality of the foregoing, costs eligible for reimbursement include for out-of-pocket costs and expenses the Advisor incurs in connection with the services it provides to us related to (1) legal, tax (including expenses related to tax advice), accounting, printing, mailing, distributing and subscription processing fees and other expenses attributable to our organization and preparation of the registration statement incurred by the Advisor (as described further below), (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the origination, acquisition and/or sale of investments and securities, (3) expenses of acquiring, originating, managing and operating our investments, whether payable to an affiliate of the Advisor or a non-affiliated person, and (4) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of any assets, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to our activities (including, without limitation, expenses relating to the preparation and filing of reports to be filed with the U.S. Commodity Futures Trading Commission (the “CFTC”) (if applicable), reports, disclosures, and/or other regulatory filings of the Advisor and its affiliates relating to our activities) and any expenses incurred outside of the ordinary course of business, including, without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceeding and indemnification expenses as provided for in our organizational documents. Nothing contained herein shall be construed to restrict our right to hire our own employees or to contract for services to be performed by third parties.

We do not reimburse the Advisor for compensation it pays to our executive officers or other “Advisor Expenses” as defined in the Advisory Agreement. The Advisor is responsible for the expenses related to any and all of its personnel who provide investment advisory services to us pursuant to the Advisory Agreement, including, without limitation, the salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. We reimburse the Advisor and the Sub-Advisor, or their respective affiliates, for any organization and offering expenses associated with the offering of our shares that they incur on our behalf (including legal, accounting, printing, engraving, mailing and distribution costs, salaries of employees while engaged in sales activity, telephone and other telecommunications costs, all advertising and marketing expenses (including design and website expenses and the costs related to investor and broker-dealer sales meetings), reasonable bona fide due diligence expenses of the company and/or distribution participants supported by detailed and itemized invoices, expense reimbursements for actual costs incurred by employees of the Managing Dealer in the performance of wholesaling activities, technology or financial technology services charges, charges of transfer agents, registrars, trustees, subscription processing, escrow holders, depositories and experts, and fees, expenses and taxes related to the filing, registration and qualification of the sale of our shares under federal and state laws but excluding upfront selling commissions, Managing Dealer fees and the distribution and stockholder servicing fee) as and when incurred.

Notwithstanding the foregoing, our reimbursement of any organization and offering expenses of the Advisor and the Sub- Advisor, or their respective affiliates, will be limited to 1.5% of the cumulative gross offering proceeds from our offerings. The Advisor and the Sub-Advisor will jointly and equally be responsible for the payment of the organization and offering expenses without recourse against or reimbursement by us unless and until, over time, the total organization and offering expenses paid to the Advisor and the Sub-Advisor and their respective affiliates do not exceed the 1.5% limit.

In addition to the management fees, the total return incentive fees and expense reimbursements, we have agreed to indemnify and hold harmless the Advisor and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations.

The Sub-Advisor and Sub-Advisory Agreement

We and the Advisor have engaged the Sub-Advisor under the Sub-Advisory Agreement, pursuant to which the Sub-Advisor, subject to the Advisor’s oversight, will be responsible for fulfilling certain of the services the Advisor is obligated to provide us under the Advisory Agreement. Specifically, the Sub-Advisor is responsible for implementing our investment strategy, including the day-to-day monitoring and management of our assets, identifying potential opportunities for investments and exercising investment discretion with respect to the origination, acquisition and disposition of our investments or arranging for any issuance of mortgage-backed securities from pools of mortgage loans or mortgage-backed securities owned by us or any of our subsidiaries consistent with our business objectives and policies and in connection with any borrowings proposed to be undertaken by us. The Sub-Advisor is also responsible for investigating, selecting and engaging such persons as the Sub-Advisor deems necessary to the proper performance of its obligations under the Sub-Advisory Agreement. The Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the Advisory Agreement. Pursuant to the Sub-Advisory Agreement, we will pay the Sub-Advisor 50% of the management fees and total return incentive fees earned under the Advisory Agreement. The Sub-Advisor can instruct us to pay its portion of the management fees or the total return incentive fees to the Sub-Advisor or to one of its designated affiliates. The term of the Sub-Advisory Agreement will continue so long as the Advisor remains our advisor pursuant to the Advisory Agreement and it may automatically be extended concurrently with the Advisory Agreement and upon approval of our board of directors. The Sub-Advisory Agreement may be terminated immediately (i) at the option of the Sub-Advisor upon a Change of Control of our company or termination of the Advisory Agreement; (ii) by the Advisor for “cause” on 60 days’ written notice; or (iii) by the Sub- Advisor for a material breach of the agreement which remains uncured after 15 days’ written notice, the bankruptcy of the Advisor, or upon 60 days’ written notice by the Sub-Advisor. In the event the Sub-Advisory Agreement is terminated, the Sub-Advisor will be paid all accrued and unpaid fees and expense reimbursements payable to the Sub-Advisor prior to termination of the Sub-Advisory Agreement.

Under the Sub-Advisory Agreement, we are required to reimburse the Sub-Advisor for expenses reasonably incurred by the Sub-Advisor at the request of or on behalf of us or the Advisor, to the same extent as such expenses would be reimbursable to the Advisor under the Advisory Agreement had such expenses been incurred by the Advisor.

The Administrative Services Agreement

We have entered into an administrative services agreement (the “Administrative Services Agreement”) with the Administrator. Under the terms of the Administrative Services Agreement, the Administrator performs or oversees on our behalf the performance of various administrative services that we require. The Administrator will be subject to review and oversight of our board of directors. Without limiting the generality of the foregoing, the Administrator will:

•	provide administrative services to us, including but not limited to all services provided for in the Approved Budget (as defined in the Administrative Services Agreement);
•	provide us with office facilities and equipment, and provide clerical, bookkeeping, general ledger accounting, fund accounting and recordkeeping services, legal services, investor services and shall provide all such other services, except investment advisory services, as the Administrator, subject to review by our board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administrative Services Agreement;
•	on our behalf, enter into agreements and/or conduct relations with custodians, depositories, transfer agents, subtransfer agent services, distribution disbursing agents, the dividend reinvestment plan administrator, stockholder servicing agents, accountants, auditors, tax consultants, advisers and experts, investment advisers, compliance officers, escrow agents, attorneys, underwriters, managing dealer, brokers and dealers, investor custody and share transaction clearing platforms, financial technology platforms and service providers, marketing, sales and advertising materials contractors, public relations firms, investor account services, investor communication agents, printers, insurers, banks, independent valuers, and such other persons in any such other capacity deemed to be necessary or desirable by the Administrator and us, including engagement of CNL Capital Markets, LLC, an affiliate of the Administrator, to provide investor and capital markets operational services on our behalf;
•	furnish advice and recommendations with respect to such other aspects of our business and affairs as the Administrator reasonably shall determine to be desirable; provided that nothing in the Administrative Services Agreement shall be construed to require the Administrator to, and the Administrator shall not pursuant to the Administrative Services Agreement, provide any advice or recommendation relating to the assets that we should acquire or dispose of or any other investment advisory services to us;
•	assist us in the preparation of the financial and other records that we will maintain and the preparation, printing and dissemination of reports that we will furnish to stockholders, and, if any, reports and other materials filed with the SEC, and states and jurisdictions where any offering of our shares is registered and there is a duty to file information with one or more states on an ongoing basis;
•	assist us in maintaining the registration of our shares under federal and state securities laws, as applicable, with respect to any offering and complying with all federal, state and local regulatory requirements applicable to us with respect to any offering and to our business activities (including the Sarbanes-Oxley Act), including with respect to any offering, preparing or causing to be prepared all supplements to any offering memorandum and financial statements and all reports and documents, if any, required under the Securities Act and the Exchange Act;
•	advise and assist us, if applicable, with respect to the Sarbanes-Oxley Act compliance for us and our subsidiaries;
•	assist us in calculating and publishing our NAV, oversee and administer programs for investor relations and communications, the preparation and filing of our tax forms and any necessary regulatory filings, and generally oversee and monitor the payment of our expenses and ensure that costs and expenses are within any applicable limitations set forth in our charter;
•	from time to time, or at any time reasonably requested by our board of directors, make reports to our board of directors regarding the Administrator’s performance of services to us under the terms of the Administrative Services Agreement;
•	manage stockholder and/or marketing communications and meetings; and
•	oversee the performance of sub-administrative and other professional services rendered to us by others.

For providing these services, facilities and personnel, we may pay third parties directly or reimburse the Administrator for the costs and expenses of third parties for services provided to us. The Administrator will not be reimbursed for administrative services performed by it for our benefit. The Administrator has a fiduciary responsibility to us pursuant to the Administrative Services Agreement.

The Administrative Services Agreement shall remain in effect for one year, and thereafter shall continue automatically for successive annual periods; provided that such continuance is specifically approved at least annually by the vote of a majority of our independent directors. The Administrative Services Agreement shall automatically terminate upon termination of the Advisory Agreement. The Administrative Services Agreement may be terminated without the payment of any penalty, by either party upon 60 days’ written notice. The decision to terminate or not renew the Administrative Services Agreement by us must be made by our board of directors. If the Administrative Services Agreement is terminated, we will pay the Administrator unpaid expense reimbursements, incurred prior to termination or non-renewal of the Administrative Services Agreement within 90 days after the effective date of such termination or non-renewal.

We will pay the Administrator an administrative services fee that shall be calculated at an annual rate of 0.25% per annum of the NAV for each share class. The administrative services fee is calculated and payable monthly in arrears and is calculated before giving effect to any accruals for the applicable management fees, distribution and stockholder servicing fees and/or total return incentive fees for such month. We have agreed to indemnify and hold harmless the Administrator, any sub-administrator and their affiliates from and against all damages, liabilities, costs and expenses incurred by such parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of the performance of their obligations under the Administrative Services Agreement, subject to certain limitations.

The Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support and Conditional Reimbursement Agreement with the Advisor and the Sub- Advisor, pursuant to which each of the Advisor and the Sub-Advisor agrees to reduce the payment of management fees, total return incentive fees, certain other fees paid to affiliates of the Advisor and the Sub-Advisor, and the reimbursements of reimbursable expenses due to the Advisor and the Sub-Advisor under the Advisory Agreement and the Sub-Advisory Agreement, as applicable, to the extent that our annual regular cash distributions exceed our annual net operating income (with certain adjustments). The waiver of such fees and expenses that would otherwise be due to the Advisor and the Sub-Advisor reduces our related third-party expenses and allows us to use the income available to fund distributions from investment income or cash flow from operations from future periods.

The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of our distribution reinvestment plan) to stockholders minus (b) the available operating funds (the “Expense Support Amount”). “Available operating funds” means net operating income, as determined under GAAP, including realized capital gains and realized capital losses, but excluding all Conditional Waiver Amounts, Expense Support Amounts, any non-cash income items or expenses and any distribution and stockholder servicing fees. The Expense Support Amount will be borne equally by the Advisor and the Sub-Advisor and will be calculated as of the last business day of the calendar year. The Expense Support Amount with respect to a period will in no event exceed the total of management fees and total return incentive fees and reimbursable expenses incurred for such period. Beginning on the date on which we commence operations and continuing until the Expense Support and Conditional Reimbursement Agreement is terminated, within 15 business days from the last business day of each full calendar month (and not any partial months) (each, an “Applicable Calendar Month”), we will deliver to the Advisor and the Sub-Advisor a notice specifying, on a per share class basis for each share class, the Conditional Waiver Amount (as defined below) for such Applicable Calendar Month.

Unless the Advisor or the Sub-Advisor, as applicable, within five business days from receipt of the notice, objects to the Conditional Waiver Amount included in such notice, the Advisor and the Sub-Advisor shall equally conditionally reduce the payment of fees and reimbursements of reimbursable expenses in an amount equal to the Conditional Waiver Amount; provided, however, that the Advisor and the Sub-Advisor shall not reduce management fees, total return incentive fees and reimbursements of reimbursable expenses to the extent that such reductions are estimated to cause the annualized (based on a 365-day year) aggregate amount of Conditional Waiver Amounts to exceed the Expense Support Amount for the calendar year in which the Applicable Calendar Month occurs. For purposes of the Expense Support and Conditional Reimbursement Agreement, the “Conditional Waiver Amount” means the aggregate estimated amount of per share class expense support required by us for the Applicable Calendar Month, but in no event will exceed the excess of (a) the sum of the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and payable to stockholders of each share class over (b) the sum of the available operating funds attributable to each share class, in each case, for such Applicable Calendar Month. The initial term of the agreement is three years and automatically renews for successive one year terms, subject to the right of the Advisor and the Sub-Advisor, acting jointly, to terminate it upon written notice, except that once effective, the Advisor and the Sub-Advisor may not terminate their expense support obligations unless any party provides 120 days prior written notice to the other parties.

If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), we will pay to the Advisors an amount equal to the lesser of (a) such Excess Operating Funds and (b) the outstanding unreimbursed Expense Support Amounts, subject to certain conditions (the “Conditional Reimbursements”). We are obligated to make Conditional Reimbursements to the Advisor and the Sub-Advisor only when we have additional investment income or cash flow from operations after paying distributions, thus the Expense Support and Conditional Reimbursement Agreement serves as a mechanism for us to fund distributions with cash flow from operations from future periods. Our obligation to make Conditional Reimbursements is subject to the following conditions and limitations: (a) we are required to make Conditional Reimbursements attributable to a particular share class only to the extent that such Conditional Reimbursements do not cause such share class’s other operating expenses (which means operating expenses we incur excluding management fees, master servicing fees, total return incentive fees, administrative services fee, interest costs, financing fees and financing costs, any distribution and stockholder servicing fees, any organizational and offering expenses, Expense Support Amounts, investment related costs to diligence, invest, monitor or finance investments and brokerage commissions) (on an annualized basis (based on a 365-day year), and net of any Conditional Waiver Amounts reduced by the Advisor and the Sub-Advisor for our benefit during the calendar year) to exceed 1.75% of the NAV attributable to such shares (on an annualized basis (based on a 365-day year)) after taking the Expense Support Amount attributable to such shares into account; (b) notwithstanding anything to the contrary in the Expense Support and Conditional Reimbursement Agreement, no Conditional Reimbursements shall be made if the per share class operating expense ratio (which is calculated by dividing the per share class operating expenses, less organizational and offering expenses, management and total return incentive fees owed to the Advisor and the Sub-Advisor, and interest expense, by the per share class net assets) at the time of such reimbursement payment is less than or equal to the per share class operating expense ratio at the time the Expense Support Amount was reduced by the Advisor and the Sub-Advisor, and to which such Conditional Reimbursement relates; (c) notwithstanding anything to the contrary in the Expense Support and Conditional Reimbursement Agreement, no Conditional Reimbursements of the Expense Support Amount allocable to a share class shall be made with respect to such share class if the effective distributions per share declared by us allocable to such share class at the time of such Conditional Reimbursements is less than the effective distributions per share allocable to such share class at the time the Expense Support Amount was made to which such Conditional Reimbursement relates; and (d) our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three (3) years following the date which the Expense Support Amount was provided and to which such Conditional Reimbursement relates. Any such Conditional Reimbursements will be applied to the earlier Expense Support Amount provided by us, provided, however, that Conditional Reimbursements shall be applied first to unreimbursed Expense Support Amounts attributable to reimbursable expenses and next to unreimbursed Expense Support Amounts attributable to management fee and total return incentive fee. We will make such payments to the Advisor and the Sub-Advisor in cash (or, if sufficient cash is not available, other immediately available funds) as promptly as possible after the last business day of the calendar year, but in any event no later than 90 calendar days after the last day of such calendar year.

Affiliate Service Arrangements

We intend to engage in transactions with one or more businesses that are owned or controlled by Balbec, including the businesses described below. These businesses will, in certain circumstances, also enter into transactions with other counterparties of ours. Balbec could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. Furthermore, Balbec may from time to time encourage our third-party service providers to use other Balbec-affiliated service providers and vendors in connection with our business, and Balbec has an incentive to use third-party service providers who do so as a result of the indirect benefit to Balbec and additional business for the related service providers and vendors. No fees charged by these service providers and vendors will reduce or offset the management fee or total return incentive fee payable by us to the Advisor or the Sub-Advisor. Balbec, the Other Balbec Accounts and their affiliates and related parties will use the services of these Balbec affiliates, including at different rates. Although Balbec believes the services provided by its affiliates are equal or better than those of third parties, Balbec directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest.

Balbec-affiliated service providers and vendors, include, without limitation:

PRPA. PRPA is a subsidiary of Balbec. Under the Master Servicing Agreement, PRPA or its affiliate will receive the master servicing fee equal to an amount up to 0.25% per annum of gross asset value of the serviced assets, payable quarterly in arrears. PRPA provides services for our mortgage loans, MSRs and other assets, including (i) sourcing, performing due diligence and assisting in the acquisition of our assets, (ii) monitoring the performance of each unaffiliated mortgage servicer and maintaining appropriate records, (iii), as applicable, managing the loan modification, forbearance, foreclosure and other loss mitigation efforts, and (iv) the management and disposition of foreclosed properties and certain loan dispositions. In certain circumstances, PRPA may continue to receive certain fees after we have sold the relevant asset, either paid by the purchaser of such investment or paid at the investment level.

Southbridge. The Sub-Advisor may obtain certain legal and tax services from a law firm, Southbridge Law Group, P.C. (“Southbridge”), in connection with performing certain of its duties under the Sub-Advisory Agreement. Employees of Southbridge are also employed by affiliates of the Sub-Advisor. We will reimburse the Sub-Advisor for the costs and expenses it incurs in connection with the services it receives from Southbridge relating to our activities.

Bungalow. We will acquire the right to receive certain revenue streams relating to underlying mortgages within portfolios of residential MSRs through one or more related joint ventures (collectively, the “Bungalow JV”) with Bungalow Funding, LLC (together with its parent entity, Bungalow Residential, LLC, “Bungalow”), which is an affiliate of Balbec that is licensed and approved (including by Freddie Mac) to purchase and service MSRs. We will own all of the economic interests alongside Other Balbec Accounts in the Bungalow JV and Bungalow will be acting in a non-economic, controlling capacity. Certain other revenue streams relating to underlying mortgages with the MSR portfolio owned by Bungalow are expected to be purchased through contractual agreements by additional entities in which we will own all of the economic interests and Bungalow will be acting in a non-economic, controlling capacity (such entities, “Bungalow Holdcos”) that will receive the economics of the other revenue streams. We will have limited to no decision making authority with respect to the Bungalow Holdcos. Rather, we will rely on affiliates of the Sub-Advisor with respect to the management and decision making of the Bungalow Holdcos. Bungalow will engage third-party sub-servicers to handle loan servicing but will manage all other operations that it deems necessary or advisable to maintain its licenses and approvals.

In connection with the contractual agreements described above, we will fund cash to satisfy the purchase price of the MSRs. We and such Other Balbec Accounts will each also fund a portion of the amounts required to sit within Bungalow to satisfy regulatory capital requirements, and pay expenses including but not limited to tax, audit, legal and licensing fees. Bungalow will not charge any fees to us for servicing our and such Other Balbec Accounts’ assets. Expenses incurred by Bungalow and the Bungalow Holdcos (other than servicing fees) are not expected to be directly attributable to any particular underlying MSRs or cash streams, and therefore such expenses are expected to be pooled and subsequently apportioned among us and the Other Balbec Accounts in a manner as determined by Balbec to be fair and equitable in its sole, reasonable discretion.

Indemnification Agreements with Directors and Officers

We intend to enter into indemnification agreements with each of our directors and executive officers providing for the indemnification by us for certain liabilities and expenses incurred as a result of actions brought, or threatened to be brought, against our directors and executive officers in their capacities as such. Insofar as the foregoing provisions permit indemnification of directors, officers or persons controlling us for liability arising under the Securities Act, we have been informed that, in the opinion of the SEC and certain state securities regulators, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Initial Capitalization

We were capitalized through the purchase by the Advisor of 4,000 Class E shares for an aggregate purchase price of $100,000 and by Balbec Capital Holdings, L.P. of 4,000 Class E shares for an aggregate purchase price of $100,000 on March 26, 2025. On July 31, 2025, the Advisor acquired an additional 96,000 Class E shares for an aggregate purchase price of $2,400,000 and Balbec Capital Holdings, L.P. acquired an additional 96,000 Class E shares for an aggregate purchase price of $2,400,000. These shares were offered and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. From time to time, such affiliates of CNL and Balbec may request that we repurchase their Class E shares in accordance with our share repurchase plan.

Competition for Management Time

Messrs. Bhavsar and Troisi, who serve as members of our board of directors, and Mr. Bhavsar and Ms. Tipton, who serve as certain of our executive officers, engage in the management of other business entities and investments and in other business activities, including activities associated with our affiliates. All of these individuals devote only as much of their time to our business as they, in their judgment, determine is reasonably required, which could be substantially less than their full time. The amount of time these individuals devote could be impacted by and commensurate with the level of our operating activity which will be impacted by the amount of funds raised from this offering and the subsequent acquisitions. These individuals may experience conflicts of interest in allocating management time, services, and functions among us and the various entities, investor programs (public or private) and any other business ventures in which any of them are or may become involved.

Relationship with Managing Dealer

As described elsewhere in this Form 10-K, we pay the Managing Dealer selling commissions, Managing Dealer fees and distribution and stockholder servicing fees. The Managing Dealer is an affiliate of the Advisor. Accordingly, investors will not have the benefit of such independent review. Certain of the participating brokers-dealers have made, or are expected to make, their own independent due diligence investigations. The Managing Dealer is not prohibited from acting in any capacity in connection with the offer and sale of securities offered by entities that may have a similar business strategy to ours and is expected to participate in other offerings sponsored by one or more of our officers or directors.

Payments to Related Parties

No related party fees and expenses were incurred for the year ended December 31, 2025. No amounts due to related parties were recorded as of December 31, 2025.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

The following table shows the audit fees and non-audit related fees incurred or paid to KPMG LLP (“KPMG”) for professional services performed for the Company’s fiscal year ended December 31, 2025.

Year Ended
December 31, 2025
Audit fees(1)	$105,000
Audit-related fees(2)	35,390
Tax fees	—
All other fees	—
Total Fees	$140,390

FOOTNOTES:

(1)	“Audit Fees” consists of fees billed for professional services rendered for the audit of our year end financial statements and quarterly reviews, and services that are normally provided by KPMG in connection with regulatory filings.
(2)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by KPMG, including fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by the Company’s independent auditors, which are not reported under Audit Fees. Such services include assistance with and review of other documents filed with the SEC including documents related to the Company’s offering.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company, if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the fiscal year ended December 31, 2025, were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	List of Documents Filed as a Part of This Form 10-K.

(1)	Index to Consolidated Financial Statements:

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and March 31, 2025

Consolidated Statement of Operations for the period ended January 21, 2025 (date of formation) through December 31, 2025

Consolidated Statement of Stockholders’ Equity for the period ended January 21, 2025 (date of formation) through December 31, 2025

Consolidated Statement of Cash Flows for the period ended January 21, 2025 (date of formation) through December 31, 2025

Notes to Consolidated Financial Statements

(2)	Index to Exhibits (refer below).

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibits

The following exhibits are filed or incorporated as part of this Form 10-K for CNL Strategic Residential Credit, Inc.:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

3.2	Bylaws of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

4.1	Amended and Restated Distribution Reinvestment Plan of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on September 24, 2025).

4.2	Share Repurchase Plan of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

4.3*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Amended and Restated Advisory Agreement by and between CNL Strategic Residential Credit, Inc. and CNL Residential Credit Manager, LLC, dated as of March 10, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on March 12, 2026).

10.2	Sub-Advisory Agreement by and among CNL Strategic Residential Credit, Inc., CNL Residential Credit Manager, LLC and Balbec Capital Management, L.P., dated as of March 10, 2025 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.3	Administrative Services Agreement by and between CNL Strategic Residential Credit, Inc. and CNL Residential Credit Manager, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.4	Expense Support and Conditional Reimbursement Agreement by and among CNL Strategic Residential Credit, Inc., CNL Residential Credit Manager, LLC and Balbec Capital Management, L.P. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.5	Amendment No. 1 to the Expense Support and Conditional Reimbursement Agreement by and among CNL Strategic Residential Credit, Inc., CNL Residential Credit Manager, LLC and Balbec Capital Management, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on February 27, 2026).

10.6*

Amendment No. 2 to the Expense Support and Conditional Reimbursement Agreement by and among CNL Strategic Residential Credit, Inc., CNL Residential Credit Manager, LLC and Balbec Capital Management, L.P.

10.7	Amended and Restated Managing Dealer Agreement by and between CNL Strategic Residential Credit, Inc. and CNL Securities Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on March 12, 2026).

10.8	Form of Participating Broker-Dealer Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on March 12, 2026).

Exhibit No.	Description

10.9	Distribution and Stockholder Servicing Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.11	Amended and Restated Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on September 24, 2025).

10.12	Form of Stock Purchase Agreement between CNL Strategic Residential Credit, Inc. and CNL Residential Credit Manager, LLC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.13	Form of Stock Purchase Agreement between CNL Strategic Residential Credit, Inc. and Balbec Capital Holdings, L.P. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.14	Form of Master Servicing Agreement by and between PRP Advisors, LLC and CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.15	Service Agreement dated as of May 29, 2025, by and between CNL Capital Markets LLC and CNL Residential Credit Manager, LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.16	Loan Agreement, dated December 31, 2025, between the Company and Valley National Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on January 7, 2026).

10.17	Master Repurchase Agreement dated January 30, 2026, by and between RCRED Craftsman Administrator, LLC, as Seller, and Goldman Sachs Bank USA, as purchaser (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on February 3, 2026).

10.18	Guaranty, dated January 30, 2026, made by CNL Strategic Residential Credit, Inc. for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on February 3, 2026).

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

24.1*	Power of Attorney (included on the signature page)

31.1*	Certification of Chief Executive Officer of CNL Strategic Residential Credit, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Residential Credit, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Residential Credit, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from CNL Strategic Residential Credit, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 30th day of March 2026.

CNL STRATEGIC RESIDENTIAL CREDIT, INC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chirag J. Bhavsar and Tammy J. Tipton, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chirag J. Bhavsar	Chief Executive Officer, President and Chairman of the Board	March 30, 2026
CHIRAG J. BHAVSAR

/s/ Tammy J. Tipton	Chief Financial Officer and Treasurer	March 30, 2026
TAMMY J. TIPTON	(Principal Financial and Accounting Officer)

/s/ Peter J. Triosi	Director	March 30, 2026
PETER J. TRIOSI

/s/ Mark D. Linsz	Independent Director	March 30, 2026
MARK D. LINSZ

/s/ Scott T. Boyd	Independent Director	March 30, 2026
SCOTT T. BOYD

/s/ Jack D. Howard	Independent Director	March 30, 2026
JACK D. HOWARD