Form 10-Q
period 2026-03-31
CNL Strategic Residential Credit, Inc.
filed 2026-05-14
CIK 2066337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-56755

CNL STRATEGIC RESIDENTIAL CREDIT, INC. (Exact name of registrant as specified in its charter)

Maryland	33-3001463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CNL Center at City Commons 450 South Orange Avenue, Ste 1400 Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of May 11, 2026, the Company had 966,038 Class E shares and 47,392 Class FA shares.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	2
	Consolidated Statement of Operations for the Three Months Ended March 31, 2026 (unaudited)	3
	Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2026 and the period from January 21, 2025 (date of formation) to March 31, 2025 (unaudited)	4
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2026 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Exhibit Index		29

Signatures		31

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Residential mortgage loans - at fair value	$27,422,517	$—
Preferred equity and other - at fair value	6,555,211	—
Cash	6,504,898	203,272
Restricted cash	5,000,000	—
Receivables	340,212	66
Deferred financing costs	51,600	68,487
Prepaids and other assets	144,636	—
Due from related parties	1,130,308	—
Total assets	$47,149,382	$271,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreement, net of deferred financing costs of $412,331 (Note 4)	$21,627,313	$—
Accounts payable and accrued liabilities	639,391	68,675
Total liabilities	22,266,704	68,675
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized and unissued	—	—
Common stock, $0.001 par value per share (Note 9)	998	8
Additional paid-in capital, in excess of par	24,940,188	199,992
(Accumulated deficit) retained earnings	(58,508)	3,150
Total stockholders’ equity	24,882,678	203,150
Total liabilities and stockholders’ equity	$47,149,382	$271,825

See accompanying notes to consolidated financial statements.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

Three Months Ended March 31,
2026
Interest Income, net:
Interest income	225,560
Interest expense	161,696
Net Interest Income	63,864
Other Income/(Loss), net:
Distribution income	240,560
Unrealized loss on residential mortgage loans, preferred equity and other and derivatives	(61,658)
Other Income/(Loss), net	178,902
Operating Expenses:
Professional services	547,294
Investment expenses	142,257
Director fees and expenses	125,995
General and administrative	37,157
Custodian fees	8,237
Other expenses	3,570
Organization expense	1,836
Base management fees	1,448
Total return incentive fees	792
Operating Expenses	868,586
Expense support	892,239
Net Operating Expenses	(23,653)
Income tax expense	—
Net Income	$266,419

Earnings per common share	$0.40
Weighted average number of shares of common stock outstanding (basic and diluted)	667,982

See accompanying notes to consolidated financial statements.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Total Stockholders’ Equity
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit
Balance as of January 1, 2026	8,000	$8	$199,992	$3,150	$203,150
Net income	—	—	—	266,419	266,419
Issuance of common stock	989,967	990	24,744,960	—	24,745,950
Distributions declared(1)	—	—	—	(328,077)	(328,077)
Offering costs	—	—	(4,764)	—	(4,764)
Balance at March 31, 2026	997,967	$998	$24,940,188	$(58,508)	$24,882,678

	Common Stock				Total Stockholders’ Equity
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit
Balance as of January 21, 2025	—	$—	$—	$—	$—
Net income	—	—	—	—	—
Issuance of common stock	8,000	8	199,992	—	200,000
Balance as of March 31, 2025	8,000	$8	$199,992	$—	$200,000

FOOTNOTES:

(1)	Distributions declared for the quarter ended March 31, 2026 at $0.17 per share of Class E common stock (the “Class E shares”) and Class FA common stock (the “Class FA shares”) on February 25, 2026 and March 26, 2026.

See accompanying notes to consolidated financial statements.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Three Months Ended March 31, 2026
Operating Activities:
Net income	$266,419
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of discounts on mortgage loans	(1,386)
Net unrealized loss on mortgage loans, preferred equity and other and derivative contracts	61,658
Amortization of deferred financing costs	54,428
Net change in:
Increase in receivables	(580,706)
Increase in prepaid and other assets	(13,125)
Increase in due from related parties	(1,132,927)
Increase in accounts payable and accrued liabilities	368,930
Net cash used in operating activities	(976,709)
Investing Activities:
Purchases of residential mortgage loans	(23,406,962)
Proceeds from residential mortgage loans	193,598
Purchases of preferred equity and other	(6,614,984)
Distribution income from preferred equity and other	240,560
Net cash used in investing activities	(29,587,788)
Financing Activities:
Proceeds from issuance of common stock	24,745,950
Distributions paid	(328,077)
Principal payments on repurchase agreement	(162,046)
Borrowings under line of credit	6,700,000
Repayments of line of credit	(6,700,000)
Proceeds from investments sold under agreement to repurchase	17,860,527
Deferred financing costs	(248,086)
Offering costs paid in connection with issuance of common stock	(2,145)
Net cash provided by financing activities	41,866,123
Net increase in cash and restricted cash	11,301,626
Cash and restricted cash, beginning of period	203,272
Cash and restricted cash, end of period	$11,504,898

Supplemental disclosure of cash flow information and non-cash investing activities:
Cash paid for interest	$27,982
Securities subject to repurchase agreement	$4,341,163
Amounts incurred but not paid (including amounts due to related parties):
Accrued but unpaid organization and offering costs	$(3,327)

See accompanying notes to consolidated financial statements.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

1.	Organization

CNL Strategic Residential Credit, Inc. (the “Company”) is a Maryland corporation formed on January 21, 2025. The Company and its subsidiaries are externally managed by CNL Residential Credit Manager, LLC, (the “Advisor”), an affiliate of CNL Financial Group, LLC, and by Balbec Capital Management, L.P. (the “Sub-Advisor” and together with the Advisor, the “Advisors”), an affiliate of Balbec Capital, L.P. The Advisors are registered as investment advisers under the Investment Advisors Act of 1940, as amended.

The Company has entered into an advisory agreement (as the same may be amended or restated from time to time, the “Advisory Agreement”) with the Advisor, pursuant to which the Advisor is responsible for the overall management of the Company’s activities. The Company has also entered into an administrative services agreement (as the same may be amended or restated from time to time, the “Administrative Services Agreement”) with the Advisor, pursuant to which the Advisor will provide administrative services to the Company. The Company and the Advisor have entered into a sub-advisory agreement (as the same may be amended or restated from time to time, the “Sub-Advisory Agreement”) with the Sub-Advisor, pursuant to which the Sub-Advisor is responsible for the day-to-day management of the Company’s assets.

The Company’s investment strategy is to acquire, finance and manage a diversified portfolio of primarily U.S. performing and re-performing whole loan mortgages, mortgage servicing rights (“MSRs”) and residential mortgage-backed securities (“RMBS”).

On March 26, 2025 (date of capitalization), the Company was capitalized with investments of $100,000 by the Advisor and $100,000 by an affiliate of the Sub-Advisor.

In September 2025, the Company commenced a private offering of its shares of common stock in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors who are accredited investors (as defined in Regulation D under the Securities Act) (the “Private Offering”). On January 29, 2026, the Company held an initial closing for Class E shares and Class FA shares in the Private Offering. As of March 31, 2026, the Company has raised aggregate gross proceeds of approximately $24,745,950 in the Private Offering.

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

The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities for which it is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, it considers whether the entity is a variable interest entity (“VIE”) and whether the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities.

Cash and Restricted Cash

Cash consists of cash on deposit with financial institutions. The Company deposits its cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

There was approximately $5,000,000 in restricted cash as of March 31, 2026. Restricted cash represents the cash liquidity requirement of the Company (as guarantor) under the master repurchase agreement (together with the related transaction documents, the “Repurchase Agreement”) entered into by RCRED Craftsman Administrator, LLC (“Craftsman”), an indirect, wholly-owned special-purpose subsidiary of the Company, with Goldman Sachs Bank USA (“Goldman Sachs”).

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

Fair Value Measurements

The Company reports various investments at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. This definition of fair value focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs when determining fair value. In addition, the framework for measuring fair value establishes a three-level hierarchy for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. See Note 7, Fair Value Measurements for further discussion on fair value measurements.

The Company accounts for any purchases or sales of investments on a trade date basis. At the time of disposition, realized gains or losses on sales of investment are determined based on a specific identification basis and will be recorded as a component of “Realized gain (loss) on residential mortgage loans, preferred equity and other and derivatives” in the consolidated statements of operations.

Residential Mortgage Loans and Preferred Equity and Other, at Fair Value

The Company’s investments in residential mortgage loans and preferred equity and other are recorded using the fair value option in ASC Topic 825 - Financial Instruments, and therefore recorded at fair value in the consolidated balance sheets. Changes in fair value are reported in “Unrealized loss on residential mortgage loans, preferred equity and other and derivatives” in the consolidated statements of operations.

The residential mortgage loans are actively managed and monitored and, as appropriate, certain interest rate risks of the loans may be mitigated through the use of derivatives and preferred equity and other. The Company has elected not to designate the derivatives as qualifying accounting hedges, and therefore, they are carried at fair value. The changes in fair value of the loans are largely offset by changes in the fair value of the derivatives and preferred equity and other. The fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.

Derivative Financial Instruments, at Fair Value

The Company uses interest rate future derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk. Derivatives are accounted for in accordance with ASC 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value on the consolidated balance sheets. These derivative financial instrument contracts are not designated as hedges for U.S. GAAP purposes; therefore, all changes in fair value are reported in “Unrealized loss on residential mortgage loans, preferred equity and other and derivatives” in the consolidated statements of operations. See Note 5, Derivative Financial Instruments for further information.

Revenue Recognition

Residential Mortgage Loans

Interest income on residential mortgage loans is recognized using the effective interest method over the life of the loans. Interest income recognition is suspended when residential mortgage loans are placed on non-accrual status. Generally, residential mortgage loans and commercial mortgage loans are placed on non-accrual status when delinquent for more than ninety (90) days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date residential mortgage loans are placed on non-accrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. Interest received after the loan becomes past due or impaired is used to reduce the outstanding loan principal balance.

Preferred Equity and Other

Distribution income from preferred equity and other is recognized when earned.

Cash

Interest income on money market and Insured Cash Sweep accounts is recorded on an accrual basis to the extent that the Company earns interest on cash deposited.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

Organization and Offering Expenses

The Advisor and Sub-Advisor have agreed to advance organization and offering expenses associated with one or more of the Company’s offerings, including its Private Offering (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees). Organization and offering expenses are recorded to the accompanying balance sheets only to the extent the Company receives gross proceeds and they do not exceed 1.5% of the cumulative gross proceeds from its offerings.

When recorded by the Company, organizational expenses are expensed as incurred, and offering expenses are charged to shareholders’ equity as incurred. Any amount due to the Advisor but not paid are recognized as a liability on the balance sheet.

See Note 7, Related Party Arrangements for further information.

Repurchase Agreement

At times, the Company finances purchases of residential mortgage loans through the use of a repurchase agreement. The repurchase agreement is treated as collateralized financing transactions, which expire within approximately two years or less and are carried at their contractual amounts. Interest paid and accrued in accordance with repurchase agreements is recorded as interest expense.

Deferred Financing Costs

Financing costs, including upfront fees, commitment fees and legal fees related to borrowings (as further described in Note 4, Financing Arrangements) are deferred and amortized over the life of the related financing arrangement using the effective yield method. The amortization of deferred financing costs is included in interest expense in the Company’s consolidated statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Distributions

The Company’s board of directors has declared and intends to continue to declare distributions based on monthly record dates. The Company’s distributions are paid in the same month as the declared record date. Distributions are made on all classes of the Company’s shares at the same time.

The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of stockholders at the stockholders’ election for all share classes except for Class E.

Income Taxes

Prior to January 1, 2026, the Company was subject to U.S. federal and state income taxes as a taxable corporation. The Company intends to elect to be taxed as a REIT under the Internal Revenue Code commencing with its taxable year ending December 31, 2026 and generally will not be subject to U.S. federal corporate income taxes on its taxable income to the extent it annually distributes its net taxable income to its stockholders and maintains its qualification as a REIT.

In connection with that election, RCRED TRS Holding, Inc. (“TRS”), a wholly owned corporate subsidiary organized in 2025 elected taxable REIT subsidiary status effective January 1, 2026. TRS is subject to U.S. federal, state and local income taxes. Accordingly, beginning in 2026, the Company’s income tax provision will primarily relate to taxes incurred by TRS and certain state and local taxes. No tax provision was recognized for the three months ended March 31, 2026 due to minimal operations resulting in an immaterial tax expense.

The Company has not yet filed its initial tax return.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

Risks and Uncertainties

The Company’s investment activities expose it to various types of risks that are associated with the financial instruments in which it invests. The significant types of financial risks to which the Company is exposed to include, but are not limited to credit risk, interest risk, liquidity risk and prepayment risk. Certain aspects of those risks are addressed below.

Credit Risk

Investment portfolios with debt instruments are subject to credit risk. Financial strength and solvency of a debtor influence credit risk. In addition, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument.

Interest Rate Risk

The Company is subject to interest rate risk, and typically the value of interest bearing securities (residential mortgage loans) will change inversely with changes in interest rates. As interest rates rise, the market value of fixed income securities tends to decrease and vice versa.

Subject to maintaining its qualification as a REIT and maintaining its exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company may utilize various derivative instruments and other hedging instruments to mitigate interest rate risk.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities or contingent liabilities. Among other things liquidity could be impaired by an inability to access secured and unsecured sources of financing or selling.

Prepayment Risk

The frequency at which prepayments occur on residential mortgage loans will be affected by a variety of factors including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, mortgage obligors tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. The adverse effects of prepayments may impact the Company in two ways. First, particular investments may experience outright losses, as in the case of an interest-only security in an environment of faster actual or anticipated prepayments. Second, particular investments may underperform relative to the financial instruments that the Company may have constructed to reduce specific financial risks for these investments, resulting in a loss to the Company.

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

Recently Issued Accounting Standards Updates

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (or “ASU 2024-03”). The amendments in ASU 2024-03 primarily require entities to disclose additional details regarding certain expenses on both an annual and interim basis. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company does not expect that the adoption of ASU 2024-03 will have a significant impact on its consolidated financial statement disclosures.

3.	Residential Mortgage Loans - at Fair Value

Residential mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, net premium on mortgage loans purchased, fair value, weighted average interest rate and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of March 31, 2026:

March 31, 2026
Cost	$27,748,125

Unpaid principal balance	$27,856,676
Net discount on mortgage loans purchased	(300,763)
Change in fair value	(133,396)
Fair Value	$27,422,517

Weighted average interest rate	6.72%

Weighted average remaining contractual maturity (years)	29.1

4.	Financing Arrangements

Line of Credit

On December 31, 2025, the Company and Valley National Bank, a Tennessee banking corporation, (referred to as “Valley National Bank”) entered into a loan and security agreement (the “Loan Agreement”) for a revolving line of credit (the “Line of Credit”) for up to $15,000,000, subject to the Company’s available borrowing base. The available borrowing base will be equal to 100% of the amount held with the Company’s escrow agent, UMB Bank, N.A. The Company is required to pay interest on any borrowed amounts under the Line of Credit at a rate per year equal to the term secured overnight financing rate plus 2.75%.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

Advances under the Line of Credit shall be repaid upon the earlier of the following: (i) 90 days from the date such advance was made and (ii) the Line of Credit maturity date. Unless extended, the Line of Credit has a maturity date of December 31, 2026. In connection with the Line of Credit, the Company paid a commitment fee to Valley National Bank of $37,500 plus the payment of Valley National Bank’s expenses associated with the Line of Credit of $31,175 in January 2026. The unamortized commitment fee and deferred costs are included in “Deferred financing cost, net” in the Company’s consolidated balance sheets as of March 31, 2026.

The Company may prepay, without penalty, all or any part of the borrowings under the Loan Agreement at any time. Under the Loan Agreement, the Company is required to comply with certain covenants including the requirement to provide certain financial and compliance reports to Valley National Bank. As described in the Loan Agreement, the Company is required to maintain cash accounts with Valley National Bank, including to repay outstanding borrowings with proceeds from the Company’s offering as they are swept at the end of the month, as a pledge of collateral to pay down the outstanding debt to the extent there are any borrowings outstanding under the Loan Agreement.

The Company had borrowed and repaid $6,700,000 under the Line of Credit for the period ended March 31, 2026. No amounts under the Line of Credit were outstanding as of March 31, 2026. No cash collateral was pledged as of March 31, 2026.

Repurchase Agreement

On January 30, 2026, Craftsman, an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into the “Repurchase Agreement”, with Goldman Sachs, to finance the acquisition by Craftsman of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Goldman Sachs for a maximum amount of up to $400 million. Advances under the Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR (as defined in the Repurchase Agreement) plus a price differential margin as agreed upon by Goldman Sachs and Craftsman for each transaction. The maturity date of the facility is January 30, 2028, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. In connection with the Repurchase Agreement, the Company provided a Guaranty (the “Guaranty”), which may become full recourse to the Company upon the occurrence of certain events as described in the Guaranty. The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. The Guaranty requires that the Company’s cash liquidity shall not at any time fall below (i) for the six months following January 30, 2026, $5,000,000 and (ii) thereafter, $10,000,000.

In connection with the Repurchase Agreement, the Company incurred legal fees in connection with the Repurchase Agreement of $449,872. The unamortized commitment fee and deferred costs are included in “Deferred financing cost, net” in the Company’s consolidated balance sheets as of March 31, 2026.

Amounts available to be borrowed under the Repurchase Agreement are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the bank, mortgage finance and real estate industries. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements (“margin calls”). If the fair value of the pledge securities increases, lenders may release collateral back to the Company. As of March 31, 2026, the Company had met all margin call requirements and was in compliance with all covenants.

The following table summarizes certain characteristics of the Repurchase Agreement as of March 31, 2026:

	Asset Based Financing			Portfolio Pledged as Collateral
	Principal	Weighted Average Interest Rate	Maturity Date	Collateral Type	Principal	Fair Value	Weighted Average Interest Rate
Repurchase agreement	$22,039,644.00	5.53% (SOFR + 1.65% - 1.90%)	1/30/2028	Residential mortgage loans	$26,607,350.00	$26,191,338.00	6.69%

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

5.	Derivative Financial Instruments

The Company hedges a portion of its interest rate exposure by entering into interest rate futures contracts. Interest rate futures contracts are exchange-traded agreements that can be settled in cash based on interest rate movements at a future date. Due to the fact that interest rate futures contracts are exchange traded, there is minimal counterparty risk because the clearing house guarantees against default.

The unrealized gain or loss is equal to the value of the contract on the period-end date and changes to the value are recorded in net changes in unrealized gain or loss on investments in the consolidated statement of operations.

Notional amounts are the underlying reference amounts to indices or equities upon which the fair value of the derivative contracts traded by the Company are based. While notional amounts do not represent the current fair value and are not necessarily indicative of the future cash flows of the Company’s derivative contracts, the underlying price changes in relation to the variables specified by the notional amounts affect the fair value of these derivative financial instruments.

The following table sets forth the derivative instruments presented on the consolidated balance sheet and notional amounts as of March 31, 2026:

	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets(1)	Liabilities	Long Exposure	Short Exposure
March 31, 2026	Interest rate futures	3	$131,511	$—	$—	$25,310,000

The gains and losses arising from these derivative instruments in the consolidated statement of operations for the three months ended March 31, 2026 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments(2)
March 31, 2026	Interest rate futures	$—	$131,511

FOOTNOTES:

(1)	Amounts related to the interest rate futures held by the Company are recorded at fair value and included in prepaid and other assets in the accompanying consolidated balance sheets.
(2)	Amounts related to the interest rate futures held by the Company are recorded at fair value and included in unrealized loss on investments, net in the accompanying consolidated statement of operations.

6.	Fair Value Measurement

Definition and Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable or unobservable:

•	Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity.

•	Unobservable inputs are inputs that reflect the reporting entity’s own assumptions.

A fair value hierarchy for inputs is implemented in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs are used when available. The availability of valuation techniques and the ability to attain observable inputs can vary from investment to investment and are affected by a wide variety of factors, including the type of investment, whether the investment is newly issued and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the transaction.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

The fair value hierarchy is categorized into three broad levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted, quoted prices in active markets for identical assets and liabilities.

Level 2 - Valuations based on quoted prices in an inactive market, or whose values are based on models - but the inputs to those models are observable either directly or indirectly for substantially the full term of the assets and liabilities. Level 2 inputs include (i) quoted prices for similar assets in active markets; (ii) quoted prices for identical or similar assets in markets that are not active; (iii) inputs that are derived principally from or corroborated by observable market data by correlation or other means; and (iv) inputs other than quoted prices that are observable for the assets.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls are determined based on the lowest level of input that is significant to the fair value measurement. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. The availability of observable inputs is affected by a variety of factors. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each asset.

The Company’s board of directors is responsible for determining in good faith the fair value of the Company’s Level 3 investments in accordance with the Company’s valuation policy and procedures approved by the board of directors, based on, among other factors, the input of the Advisor, the Sub-Advisor, the Company’s audit committee, and independent third-party valuation firms. The determination of the fair value of the Company’s Level 3 assets requires judgment, which include assets for which market prices are not available.

For most of the Company’s assets, market prices will not be available. Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a readily available market value existed for such assets, and the differences could be material. Furthermore, through the valuation process, the Company’s board of directors may determine that the fair value of the Company’s Level 3 assets differs materially from the values that were provided by independent valuation firms.

For financial reporting purposes, the Company follows a fair value hierarchy established under GAAP that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an “exit price” at the measurement date, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., the Company’s own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability required to be measured at fair value.

In certain cases, inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

Valuation Techniques and Inputs

Following are descriptions of the valuation methodologies used to measure the Company’s assets and liabilities measured at fair value:

Residential Mortgage Loans - The Company recognizes residential mortgage loans at fair value. Residential mortgage loans are initially reported at cost based on the purchase price when acquired. In subsequent periods, after reviewing actual results, the anticipated future cash flows are updated by the teams that monitor the investments and a discounted cash flow (“DCF”) is performed using the applicable market discount rate as of the reporting date which is determined based on actual performance, recent transactions, and market conditions in each jurisdiction. Residential mortgage loans are categorized as Level 3 in the fair value hierarchy.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

Preferred Equity and Other - Where the Company holds an investment in the preferred equity and other of an unconsolidated special-purpose entity the preferred equity and other investment may be based on an evaluation of the net assets of the entity, whereby the assets and liabilities of the entity are valued based on each underlying investment with the entity, incorporating valuations that consider financing and sales transactions with third parties. Preferred equity and other is categorized as Level 3 in the fair value hierarchy.

Futures Contracts - Futures contracts that are traded on an exchange are valued at their last reported sales price as of the valuation date. Listed futures contracts are categorized in Level 1 of the fair value hierarchy.

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2026:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Residential mortgage loans, at fair value	$—	$—	$27,422,517	$27,422,517
Preferred equity and other, at fair value	—	—	6,555,211	6,555,211
Other assets, at fair value(1)	131,511	—	—	131,511
Total assets, at fair value	$131,511	$—	$33,977,728	$34,109,239

FOOTNOTES:

(1)	Represents unrealized gain on interest futures contracts.

The following table provides a reconciliation of investments for which Level 3 inputs were used in determining fair value for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Residential Mortgage Loans	Preferred Equity and Other	Total
Fair value balance as of January 1, 2026	$—	$—	$—
Additions	27,748,125	6,614,984	34,363,109
Discount amortization, net	1,386	—	1,386
Disposals	(193,598)	—	(193,598)
Net change in unrealized depreciation	(133,396)	(59,773)	(193,169)
Fair value balance as of March 31, 2026	$27,422,517	$6,555,211	$33,977,728

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2026 were as follows:

As of March 31, 2026
Investment	Fair Value	Principal Valuation Technique	Unobservable Inputs	Range of Input Values	Impact to Valuation from an Increase in Input
Residential mortgage loans, at fair value	$27,422,517	Discounted Cash Flow	Discount Rate	7.2%	Decrease
			Expected Life	4 years	Decrease

Preferred equity and other, at fair value	6,555,211	Discounted Cash Flow	Discount Rate	9.0%	Decrease
			Expected Life	7.8 years	Decrease
			Prepayment rate (CPR)	6.4%	Decrease
			Default Rate (CDR)	0.1%	Decrease
	$33,977,728

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

7.	Related Party Arrangements

Equity Transactions

On March 26, 2025, the Company was capitalized through the purchase by the Advisor of 4,000 Class E shares for an aggregate purchase price of $100,000 and by Balbec Capital Holdings, L.P. (“Balbec”), an affiliate of the Company’s Sub-Advisor, of 4,000 Class E shares for an aggregate purchase price of $100,000. On January 29, 2026, the Company held an initial closing for its Private Offering. The initial closing included purchases of 96,000 Class E shares for an aggregate purchase price of $2.4 million from each of the Advisor and Balbec.

When recorded by the Company, operational expenses are expensed as incurred. Any amount due to the Advisor and Sub-Advisor but not paid are recognized as a liability on the balance sheet.

Preferred Equity and Other Purchases

In January 2026, the Company invested $6,614,984 in three special-purpose entities managed by Bungalow Residential, LLC or Bungalow Funding, LLC that acquire MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans for specified Servicing Concentration Risk (“SCR”) pools in exchange for an upfront cash payment. Bungalow Residential, LLC and Bungalow Funding, LLC are affiliates of Balbec.

Organizational and Offering Expenses Waiver

In order to maximize cash available for investment during the launch of the Company, the Advisor and Sub-Advisor have provided written notice to the Company of their agreement to waive, the organization and offering reimbursement related to January 2026 cumulative gross proceeds of $367,589 to which they are entitled under the Advisory Agreement and Sub-Advisory Agreement, respectively.

Distributions

Individuals and entities affiliated with the Advisor and Sub-Advisor owned approximately 236,000 shares as of March 31, 2026. These individuals and entities received distributions from the Company of approximately $78,667 during the three months ended March 31, 2026.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

Summary of Related Party Fees and Expenses

Organization and Offering Reimbursement

The Company reimburses the Advisor and the Sub-Advisor, along with their respective affiliates, for the organization and offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Private Offering.

As of March 31, 2026, the Advisor and Sub-Advisor in the aggregate have incurred organization and offering expenses on the Company’s behalf of approximately $279,843 and $1,037,432, respectively. These organization and offering expenses are not recorded on the accompanying consolidated balance sheets because of the limit of 1.5% of the cumulative gross proceeds from the Private Offering.

Base Management Fees

The Company pays each of the Advisor and the Sub-Advisor 50% of the total base management fee for their services under the Advisory Agreement and Sub-Advisory Agreement subject to any reduction or deferral of any such fees pursuant to the expense support and conditional reimbursement agreement between the Company, the Advisor and the Sub-Advisor, as amended, (the “Expense Support and Conditional Reimbursement Agreement”). The management fee shall be calculated for each share class at an annual rate of (i) 1.25% of NAV for Class A common stock (the “Class A shares”), Class I common stock (the “Class I shares”), Class D common stock (the “Class D shares”) and Class T common stock (the “Class T shares”)(collectively, the “Non-Founder Shares”), and (ii) 1.00% of NAV for the Class FA shares (collectively, the “Founder Shares”) in each case, per annum and payable monthly in arrears and before giving effect to any accruals for the management fee, stockholder servicing fees and total return incentive fee. No management fee will be payable with respect to Class E shares.

Total Return Incentive Fees

The Company also pays each of the Advisor and the Sub-Advisor 50% of the total return incentive fee for their services under the Advisory Agreement and the Sub-Advisory Agreement.

The total return incentive fee is based on the Total Return to Stockholders (as defined below) for each share class in any calendar year, payable annually in arrears. The Company will accrue (but not pay) the total return incentive fee on a monthly basis, to the extent that it is earned on an annualized basis. The Company will perform a final reconciliation of the total return incentive fee calculation at the completion of each calendar year and the total return incentive fee shall be due and payable to the Advisor no later than ninety (90) calendar days following the end of the applicable calendar year. The total return incentive fee may be reduced or deferred by the Advisor and the Sub-Advisor under the Advisory Agreement, Sub-Advisory Agreement and the Expense Support and Conditional Reimbursement Agreement described below.

For purposes of this calculation, “Total Return to Stockholders” for each annualized period is calculated for each share class as (i) the change in the net asset value for such share class over such applicable period plus (ii) total distributions for such share class over such applicable period. The terms “Total Return to Non-founder Stockholders” and “Total Return to Founder Stockholders” mean the Total Return to Stockholders specifically attributable to each particular share class of Non-Founder Shares or Founder Shares, as applicable.

The total return incentive fee for each share class is calculated as follows:

•	No total return incentive fee will be payable in any calendar year in which the annualized Total Return to Stockholders of a particular share class does not exceed 6% (the “Annual Preferred Return”). No total return incentive fee will be payable with respect to Class E shares.

•	As it relates to the Non-Founder Shares, all of the Total Return to Stockholders with respect to each particular share class of Non-Founder Shares, if any, that exceeds the Annual Preferred Return, but is less than or equal to 7.06%, or the “Non-founder breakpoint,” in any calendar year, will be payable to the Advisor. 15% of the Total Return to Non-founder Stockholders of a particular share class of Non-Founder Shares, calculated at each share class level based on the Total Return to Stockholders on Non-Founder Shares, if any, that exceeds the Non-founder breakpoint.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

•	As it relates to Founder Shares, all of the Total Return to Founder Stockholders with respect to each particular share class of Founder Shares, if any, that exceeds the Annual Preferred Return, but is less than or equal to 6.86%, or the “founder breakpoint,” in any calendar year, will be payable to the Advisor. 12.50% of the Total Return to Founder Stockholders of Founder Shares, calculated at each share class level based on the Total Return to Stockholders on Founder Shares, if any, that exceeds the founder breakpoint

•	For purposes of calculating the Total Return to Stockholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Stockholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Stockholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included in the calculation of Total Return to Stockholders for such share class. For the year ending December 31, 2026, the High Water Marks which will apply to the incentive fee calculation with be $24.75 for Class FA, A, T, D and I shares.

Expense Support and Conditional Reimbursement

The Company entered into the Expense Support and Conditional Reimbursement Agreement with the Advisor and Sub-Advisor, which became effective on May 6, 2025, pursuant to which each of the Advisor and the Sub-Advisor agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Advisor and the Sub-Advisor under the Advisory Agreement and the Sub-Advisory Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). For the calendar year ending December 31, 2026, the Expense Support amount may be equal to any negative available operating funds.

The Expense Support amount is borne equally by the Advisor and the Sub-Advisor and is calculated as of the last business day of the calendar year. Until the Expense Support and Conditional Reimbursement Agreement is terminated, the Advisor and Sub-Advisor shall equally conditionally reduce the payment of fees and reimbursements of reimbursable expenses in an amount equal to the conditional waiver amount (as defined in and subject to limitations described in the Expense Support and Conditional Reimbursement Agreement). The term of the Expense Support and Conditional Reimbursement Agreement initial term of three years and will automatically renew for successive one year terms. Expense support is paid by the Advisor and Sub-Advisor annually in arrears.

If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), the Company uses such Excess Operating Funds to pay the Advisor and the Sub-Advisor all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to certain conditions (the “Conditional Reimbursements”) as described further in the Expense Support and Conditional Reimbursement Agreement. The Company’s obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

Administrative Services Fees

The Company pays the Advisor administrative services fees at an annual rate of 0.25% per annum of the NAV for each share class of the Company’s common stock. Administrative services fees are payable monthly in arrears.

Master Servicing Fees

PRP Advisors LLC, an affiliate of Balbec, is the master servicer for the Company’s residential mortgage loans and receives a fee for its services. The Company pays the Sub-Advisor for these fees at an annual rate of 0.25% per annum, calculated monthly based on the prior month’s fair value of residential mortgage loans, paid quarterly in arrears.

Related party fees and expenses incurred for the three months ended March 31, 2026 are summarized below:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2026
Advisor and Sub-Advisor	Advisory Agreement and Sub-Advisory Agreement: Organization reimbursement(1)	$1,836
	Offering reimbursement	4,764
	Base management fees(1)	1,448
	Total return incentive fees(1)	792
Advisor and Sub-Advisor	Amended and Restated Expense Support and Conditional Reimbursement Agreement: Expense support	892,239
Advisor	Administrative Services Agreement: Administrative services fees(1)	15,747
	Advisory Agreement: Operating, administrative and compliance services(1)	202,397
Sub-Advisor	Master Servicing Agreement: Master servicing fees(1)	6,292
	Sub-Advisory Agreement: Operating services(1)	23,240

FOOTNOTE:

(1)	Expenses subject to Expense Support, if applicable.

The following table presents amounts due (to) from related parties net as of March 31, 2026:

March 31, 2026
Due from related parties:
Expense support	$892,239
Due from affiliate	126,995
Due from advisor	151,056
Total due from related parties	1,170,290
Due to related parties:
Total return incentive fees	$(792)
Base management fees	(1,061)
Organization and offering expenses	(3,327)
Accrued administrative services fee	(5,270)
Accrued master servicing fee	(6,292)
Due to advisor	(23,240)
Total due to related parties	(39,982)
Due from related parties, net	$1,130,308

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

8.	Commitments and Contingencies

The Company routinely enters into forward flow agreements with sellers, representing commitments to purchase qualifying accounts monthly within specified ranges and for an agreed minimum time period and price (as a percentage of face value). As of March 31, 2026, the Company had approximately $82,031,754 in commitments with US counter-parties to purchase US mortgage loans.

During the three months ended March 31, 2026, RCRED Georgian 2026 Trust executed three forward trade contracts with Barclays Bank PLC (“Barclays”) to purchase residential mortgage whole loans with an aggregate unpaid principal balance of $4,659,665 within 90 days unless mutually agreed to by RCRED Georgian 2026 Trust and Barclays from the date the residential mortgage whole loans were purchased.

See Note 7, Related Party Transactions for information on contingent amounts due to the Advisor and Sub-Advisor for the reimbursement of organization and offering costs with respect to the Private Offering.

As of March 31, 2026, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

9.	Equity

As of January 21, 2025, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.001 par value per share, currently classified as Class E shares, Class FA shares, Class A shares, Class T shares, Class D shares, and Class I shares. As of January 21, 2025, the Company was authorized to issue 100,000,000 shares of preferred stock.

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

The following table describes the number of shares of each class of the Company’s common stock authorized and issued and outstanding as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026		December 31, 2025
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class E	50,000,000	966,038	50,000,000	8,000
Class FA	100,000,000	31,929	100,000,000	—
Class A	200,000,000	—	200,000,000	—
Class T	200,000,000	—	200,000,000	—
Class D	200,000,000	—	200,000,000	—
Class I	250,000,000	—	250,000,000	—

10.	Subsequent Events

Distributions

In April 2026, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common stock of record on May 26, 2026 of $0.166667 per share for both Class E shares and Class FA shares.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

Offerings

In April 2026, the Company’s board of directors approved new per share offering prices for each share class in the Private Offering. The new offering prices are effective as of April 30, 2026. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Private Offering:

	Class E	Class FA	Class A	Class T	Class D	Class I
Effective April 30, 2026:
Offering Price, Per Share	$24.94	$24.76	$27.06	$25.99	$24.76	$24.76
Selling Commissions, Per Share	—	—	1.62	0.78	—	—
Dealer Manager Fees, Per Share	—	—	0.68	0.45	—	—

Capital Transactions

During the period April 1, 2026 through May 11, 2026, the Company received additional net proceeds from the Private Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Private Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Net Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	15,408	$381,500	$—	$381,500	55	$1,354	15,463	$382,854	$24.76
	15,408	$381,500	$—	$381,500	55	$1,354	15,463	$382,854	$24.76

Investments

In April 2026, the Company invested $2,608,662 in preferred equity and other in entities that acquire MSR participation interests. In April 2026, the Company purchased $17,647,096 in residential mortgage whole loans.

Repurchase Agreement

In April 2026 and May 2026, Craftsman drew an additional $11,111,654 on the Repurchase Agreement to purchase additional securities. In April 2026, Craftsman received proceeds of $4,713,420 for securities under the Repurchase Agreement.

Forward Trades

In April 2026 and May 2026, RCRED Georgian 2026 Trust executed three forward trade contracts with Barclays to purchase residential mortgage whole loans with an aggregate unpaid principal balance of $11,087,078 within 90 days unless mutually agreed to by RCRED Georgian 2026 Trust and Barclays from the date the residential mortgage whole loans were purchased.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited consolidated financial statements as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026. Amounts as of December 31, 2025 included in the unaudited consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited financial statements unless otherwise defined herein.

Statement Regarding Forward Looking Information

In this quarterly report for the quarterly period ended March 31, 2026 (this “Form 10-Q”), references to “Company,” “we,” “us,” or “our business” refer to CNL Strategic Residential Credit, Inc. and its subsidiaries; references to the “Advisor” refer to CNL Residential Credit Manager, LLC, an affiliate of CNL Financial Group, LLC; references to the “Sub-Advisor” refer to Balbec Capital Management, L.P., an affiliate of Balbec Capital, L.P.

Certain statements in this Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

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

Our forward-looking statements are not guarantees of our future performance and shareholders are cautioned not to place undue reliance on any forward-looking statements. While we believe our forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. Our forward-looking statements are based on our current expectations and a variety of risks, uncertainties and other factors, many of which are beyond our ability to control or accurately predict.

Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Form 10-K and this Form 10-Q.

All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made; we undertake no obligation to, and expressly disclaim any obligation to, update or revise forward-looking statements to reflect new information, changed assumptions, the occurrence of subsequent events, or changes to future operating results over time unless otherwise required by law.

Overview

We are a recently formed real estate finance company. Our investment strategy is to acquire, finance and manage a diversified portfolio of primarily U.S. performing and re-performing whole mortgage loans, MSRs and RMBS. Our overall objective is to generate attractive risk-adjusted returns with high current income for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles. Our specific investment objectives are to construct a diversified residential credit portfolio that will enable us to:

◦	provide current income in the form of regular, stable cash distributions to achieve an attractive distribution rate;

◦	preserve and protect invested capital by focusing on residential credit assets that are primarily amortizing and thus provide current cash-flow; and

◦	mitigate downside risk through conservative loan-to-value (“LTV”) ratios and effectively manage any interest rate and credit sensitivities.

We cannot assure investors that we will achieve our investment objectives.

We intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2026.

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

As of March 31, 2026 and December 31, 2025, we had cash of approximately $6,504,898 and $203,272, respectively.

Sources of Liquidity and Capital Resources

Offerings. We received approximately $24,745,950 in net proceeds during the three months ended March 31, 2026, from the Private Offering.

Investments. We received approximately $17,860,527 in proceeds from securities sold under agreement to repurchase during the three months ended March 31, 2026.

Borrowings. We borrowed and repaid $6,700,000 during the three months ended March 31, 2026.

Uses of Liquidity and Capital Resources

Investments. We purchased approximately $23,406,962 and $6,614,984 of residential mortgage loans and preferred equity, respectively, during the three months ended March 31, 2026.

Distributions. We paid distributions to our stockholders of approximately $328,077 during the three months ended March 31, 2026.

Principal Payments. We paid approximately $162,046 in principal payments on repurchase agreement during the three months ended March 31, 2026.

Deferred Financing Costs. We paid approximately $248,086 in deferred financing costs during the three months ended March 31, 2026.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The following table summarizes our operating results for the three months ended March 31, 2026:

Three Months Ended March 31,
2026
Interest income	$225,560
Interest expense	(161,696)
Net interest income	63,864
Other income/(loss), net	178,902
Operating expenses	(868,586)
Expense support	892,239
Net operating expenses	(23,653)
Net income	$266,419

Net Interest Income

The following table summarizes our Net interest income for the three months ended March 31, 2026:

Three Months Ended March 31,
2026
Interest income
Residential mortgage loans	$176,853
Cash	48,707
Interest income	225,560
Interest expense
Repurchase agreement	117,201
Line of credit	44,495
Interest expense	161,696
Net interest income	$63,864

For the three months ended March 31, 2026, we generated $176,853 for interest income driven by purchases of residential mortgage loans during February and March 2026. As of March 31, 2026, the weighted average interest rate of residential mortgage loans was 6.72%. We utilized the repurchase agreement primarily to purchase additional residential mortgage loans during February and March 2026. As of March 31, 2026, the weighted average interest rate for the repurchase agreement was 5.53% (SOFR + 1.65% - 1.90%).

Other Income/(Loss), net

The following table summarizes our Other Income/(Loss), net for the three months ended March 31, 2026:

Three Months Ended March 31,
2026
Other Income/(Loss), net
Distribution income	$240,560
Unrealized loss on residential mortgage loans, preferred equity and other and derivatives	(61,658)
Other Income/(Loss), net	$178,902

For the three months ended March 31, 2026, the Company generated $240,560 of distribution income driven by purchases of preferred equity and other in January 2026.

The following table summarizes components of unrealized loss on residential mortgage loans, preferred equity and other and derivatives for the three months ended March 31, 2026:

Three Months Ended March 31,
2026
Unrealized loss on residential mortgage loans	$(133,396)
Unrealized loss on preferred equity and other	(59,773)
Unrealized gain on interest rate futures	131,511
Total unrealized loss on residential mortgage loans, preferred equity and other and derivatives	$(61,658)

Net Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2026:

Three Months Ended March 31,
2026
Professional services	$547,294
Investment expenses	142,257
Director fees and expenses	125,995
General and administrative	37,157
Custodian fees	8,237
Other expenses	3,570
Organization expense	1,836
Base management fees	1,448
Total return incentive fees	792
Operating expenses	868,586
Expense support	892,239
Net operating expenses	$(23,653)

We consider the following expense categories to be relatively fixed in the near term: general and administrative services and director fees and expenses. Variable operating expenses include professional services, investment expenses, base management fees and total return incentive fees. We expect these variable operating expenses to increase either in connection with the growth in our asset base (investments expenses, total return incentive fees and base management fees), the number of stockholders and open accounts (custodian fees) and the complexity of our investment processes and capital structure (professional services). Expense support was recorded to cover expenses and cash distributions during the three months ended March 31, 2026 in accordance with the Expense Support and Conditional Reimbursement Agreement.

Hedging Activities

As of March 31, 2026, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the U.S. we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

Seasonality

We do not anticipate that seasonality will have a significant effect on our results of operations.

Critical Accounting Policies and Use of Estimates

Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. Our significant accounting policies are described in Part I—Item 1. “Financial Statements– Notes to Consolidated Financial Statements (unaudited)—Note 2. Summary of Significant Accounting Policies.”

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices, equity prices, real estate values and other market-based risks. We expect that our primary market risk exposure will be credit risk, interest rate risk, liquidity risk, prepayment risk and extension risk.

We will seek to manage these risks while, at the same time, seeking to provide an opportunity to stockholders to realize attractive returns through ownership of our shares. Many of these risks have been magnified due to the continuing uncertainties caused by the recent geopolitical events; however, while we continue to monitor the geopolitical events, its impact on such risks remains uncertain and difficult to predict.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed by us in the reports we filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

During the most recent fiscal quarter, there were no changes in internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We were capitalized through the purchase by the Advisor and Sub-Advisor of 8,000 shares of Class E shares for the aggregate consideration of $200,000 in March 2025.

In September 2025, we commenced a private offering of Class E, Class FA, Class A, Class T, Class D and Class I shares (the “Private Offering”) exempt from the registration requirements pursuant to Rule 506(b) under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock are offered through our managing dealer, CNL Securities Corp., a registered broker dealer and an affiliate of the Advisor.

On January 29, 2026, we held an initial closing for the Private Offering and issued 966,038 Class E shares and 14,200 Class FA shares at a purchase price of $25.00 per each share for aggregate gross offering proceeds of approximately $24.5 million. We did not pay any selling commissions or managing dealer fees for the Class E shares or Class FA shares issued in the initial closing. The initial closing included purchases of $2.4 million for Class E shares from each of the Advisor and Balbec, an affiliate of the Sub-Advisor, for an aggregate total investment of $2.5 million from each of the Advisor and Balbec.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

Exhibits

The following exhibits are filed or incorporated as part of this Form 10-Q for CNL Strategic Residential Credit, Inc.:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

3.2	Bylaws of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

4.1	Amended and Restated Distribution Reinvestment Plan of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on September 24, 2025).

4.2	Share Repurchase Plan of CNL Strategic Residential Credit, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-56755) filed with the SEC on June 2, 2025).

10.1	Amended and Restated Advisory Agreement by and between CNL Strategic Residential Credit, Inc. and CNL Residential Credit Manager, LLC, dated as of March 10, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on March 12, 2026).

10.2	Amendment No. 1 to the Expense Support and Conditional Reimbursement Agreement by and among CNL Strategic Residential Credit, Inc., CNL Residential Credit Manager, LLC and Balbec Capital Management, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on February 27, 2026).

10.3	Amendment No. 2 to the Expense Support and Conditional Reimbursement Agreement by and among CNL Strategic Residential Credit, Inc., CNL Residential Credit Manager, LLC and Balbec Capital Management, L.P. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 000-56755) filed with the SEC on March 30, 2026).

10.4	Amended and Restated Managing Dealer Agreement by and between CNL Strategic Residential Credit, Inc., CNL Residential Credit Manager, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on March 12, 2026).

10.5	Form of Participating Broker-Dealer Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on March 12, 2026).

10.6	Master Repurchase Agreement dated January 30, 2026, by and between RCRED Craftsman Administrator, LLC, as Seller, and Goldman Sachs Bank USA, as purchaser (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on February 3, 2026).

10.7	Guaranty, dated January 30, 2026, made by CNL Strategic Residential Credit, Inc. for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on February 3, 2026).

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer of CNL Strategic Residential Credit, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Residential Credit, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Residential Credit, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from CNL Strategic Residential Credit, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 2026.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)