Form 10-Q
period 2026-06-30
CNL Strategic Residential Credit, Inc.
filed 2026-08-13
CIK 2066337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the Company had 977,638 Class E shares and 243,800 Class FA shares.

CNL Strategic Residential Credit, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CNL Strategic Residential Credit, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2026	December 31,
	(unaudited)	2025
ASSETS
Residential mortgage loans - at fair value	$44,917,370	$—
Mortgage servicing rights investments - at fair value	9,177,251	—
Cash	8,283,311	203,272
Receivables	867,602	66
Deferred financing costs	46,402	68,487
Prepaids and other assets	679,421	—
Due from related parties	1,109,163	—
Total assets	$65,080,520	$271,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreement, net of deferred financing costs of $356,856 (Note 4)	$37,386,903	$—
Accounts payable and accrued liabilities	185,029	68,675
Total liabilities	37,571,932	68,675
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized and unissued	—	—
Class E common stock, $0.001 par value, 50,000,000 shares authorized; 966,038 and 8,000 shares issued and outstanding, respectively	966	8
Class FA common stock, $0.001 par value, 100,000,000 shares authorized; 121,068 and 0 shares issued and outstanding, respectively	121	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized and unissued	—	—
Class T common stock, $0.001 par value, 200,000,000 shares authorized and unissued	—	—
Class D common stock, $0.001 par value, 200,000,000 shares authorized and unissued	—	—
Class I common stock, $0.001 par value, 250,000,000 shares authorized and unissued	—	—
Additional paid-in capital, in excess of par	27,135,569	199,992
Retained earnings	371,932	3,150
Total stockholders’ equity	27,508,588	203,150
Total liabilities and stockholders’ equity	$65,080,520	$271,825

See accompanying notes to consolidated financial statements.

CNL Strategic Residential Credit, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Interest Income, net:
Interest income	$788,828	$1,014,388
Interest expense	565,075	726,771
Net Interest Income	223,753	287,617

Other Income, net:
Unrealized gain on residential mortgage loans, mortgage servicing rights investments and derivatives, net	698,452	636,794
Income from mortgage servicing rights investments	317,600	558,160
Realized gain on residential mortgage loans	26,383	26,383
Other Income, net	1,042,435	1,221,337

Operating Expenses:
Professional services	223,024	770,318
Investment expenses	142,113	284,370
Director fees and expenses	49,250	175,245
General and administrative	46,605	83,762
Custodian fees	6,635	14,872
Total return incentive fees	8,216	9,008
Organization expense	5,298	7,134
Base management fees	5,518	6,966
Other expenses	1,908	5,478
Operating Expenses	488,567	1,357,153
Expense support	163,079	1,055,318
Net Expenses	325,488	301,835
Income Before Income Tax Expense	940,700	1,207,119
Income tax expense	683	683
Net Income	$940,017	$1,206,436

Earnings per common share
Class E	$0.90	$1.39
Class FA	$1.21	$2.13

Weighted average number of shares of common stock outstanding (basic and diluted)
Class E	966,038	817,833
Class FA	54,753	33,901

See accompanying notes to consolidated financial statements.

CNL Strategic Residential Credit, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

QUARTER AND six months ended June 30, 2026 and 2025

	Common Stock
			Additional		Total
	Number	Par	Paid-In	Retained	Stockholders’
	of Shares	Value	Capital	Earnings	Equity
Balance as of March 31, 2026	997,967	$998	$24,940,188	$(58,508)	$24,882,678
Net income	—	—	—	940,017	940,017
Issuance of common stock	88,743	89	2,213,411	—	2,213,500
Distributions declared (1)	—	—	—	(509,577)	(509,577)
Issuance of common stock through distribution reinvestment plan	396	—	9,875	—	9,875
Offering costs	—	—	(27,905)	—	(27,905)
Balance as of June 30, 2026	1,087,106	$1,087	$27,135,569	$371,932	$27,508,588

Common Stock
			Additional		Total
	Number	Par	Paid-In	Retained	Stockholders’
	of Shares	Value	Capital	Earnings	Equity
Balance as of March 31, 2025	8,000	$8	$199,992	$—	$200,000
Net income	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Balance as of June 30, 2025	8,000	$8	$199,992	$—	$200,000

See accompanying notes to consolidated financial statements.

CNL Strategic Residential Credit, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

QUARTER AND six months ended June 30, 2026 and 2025

	Common Stock
			Additional		Total
	Number	Par	Paid-In	Retained	Stockholders’
	of Shares	Value	Capital	Earnings	Equity
Balance as of January 1, 2026	8,000	$8	$199,992	$3,150	$203,150
Net income	—	—	—	1,206,436	1,206,436
Issuance of common stock	1,078,710	1,079	26,958,371	—	26,959,450
Distributions declared (1)	—	—	—	(837,654)	(837,654)
Issuance of common stock through distribution reinvestment plan	396	—	9,875	—	9,875
Offering costs	—	—	(32,669)	—	(32,669)
Balance as of June 30, 2026	1,087,106	$1,087	$27,135,569	$371,932	$27,508,588

Common Stock
			Additional		Total
	Number	Par	Paid-In	Retained	Stockholders’
	of Shares	Value	Capital	Earnings	Equity
Balance as of January 21, 2025	—	$—	$—	$—	$—
Net income	—	—	—	—	—
Issuance of common stock	8,000	8	199,992	—	200,000
Balance as of June 30, 2025	8,000	$8	$199,992	$—	$200,000

FOOTNOTES:

(1)

Distributions declared for the six months ended June 30, 2026 at $0.16667 per share of Class E common stock (the “Class E shares”) and Class FA common stock (the “Class FA shares”) on February 25, 2026, March 26, 2026, April 27, 2026, May 26, 2026 and June 23, 2026.

See accompanying notes to consolidated financial statements.

CNL Strategic Residential Credit, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended
June 30,
2026
Operating Activities:
Net income	$1,206,436
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of discounts on residential mortgage loans	(81,751)
Net realized gain on residential mortgage loans	(26,383)
Net unrealized gain on residential mortgage loans, mortgage servicing rights investments and derivative contracts	(636,794)
Amortization of deferred financing costs	130,355
Net change in:
Increase in receivables	(571,453)
Increase in prepaid and other assets	(54,225)
Increase in due from related parties	(1,122,131)
Increase in accounts payable and accrued liabilities	184,654
Net cash used in operating activities	(971,292)
Investing Activities:
Purchases of residential mortgage loans	(29,945,586)
Proceeds from residential mortgage loans	351,075
Purchases of mortgage servicing rights investments	(9,223,645)
Net cash used in investing activities	(38,818,156)
Financing Activities:
Proceeds from issuance of common stock	26,959,450
Distributions paid, net of distributions reinvested	(827,779)
Principal payments on repurchase agreement	(283,005)
Borrowings under line of credit	6,700,000
Repayments of line of credit	(6,700,000)
Proceeds from investments sold under agreement to repurchase	22,573,948
Deferred financing costs	(533,426)
Offering costs paid in connection with issuance of common stock	(19,701)
Net cash provided by financing activities	47,869,487
Net increase in cash	8,080,039
Cash, beginning of period	203,272
Cash, end of period	$8,283,311

Supplemental disclosure of cash flow information and non-cash investing activities:
Cash paid for interest	$561,786
Investing in securities using a repurchase agreement	$15,452,816
Amounts incurred but not paid (including amounts due to related parties):
Accrued but unpaid offering costs	$(12,968)

See accompanying notes to consolidated financial statements.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

1.         Organization

CNL Strategic Residential Credit, Inc. (the “Company”) is a Maryland corporation formed on January 21, 2025. The Company and its subsidiaries are externally managed by CNL Residential Credit Manager, LLC (the “Advisor”), an affiliate of CNL Financial Group, LLC, and by Balbec Capital Management, L.P. (the “Sub-Advisor” and together with the Advisor, the “Advisors”), an affiliate of Balbec Capital, L.P. The Advisors are registered as investment advisers under the Investment Advisers Act of 1940, as amended.

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

The Company’s investment strategy is to acquire, finance and manage a diversified portfolio of primarily U.S. performing and re-performing whole loan mortgages, mortgage servicing rights (“MSRs”) and residential mortgage-backed securities (“RMBS”). The Company has structured some of its investments in MSRs through other entities for which the returns are based on underlying MSR cash flows.

On March 26, 2025 (date of capitalization), the Company was capitalized with investments of $100,000 by the Advisor and $100,000 by an affiliate of the Sub-Advisor.

In September 2025, the Company commenced a private offering of its shares of common stock in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors who are accredited investors (as defined in Regulation D under the Securities Act) (the “Private Offering”). On January 29, 2026, the Company held an initial closing for Class E shares and Class FA shares in the Private Offering. As of  June 30, 2026, the Company has raised aggregate gross proceeds from the Private Offering of $26,969,325, including $9,875 received through our distribution reinvestment plan.

2.         Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at  June 30, 2026 and results of operations for all periods presented have been made.

The consolidated statement of operations and consolidated statement of cash flows are not comparative due to minimal activity prior to the initial closing for Class E and Class FA shares on January 29, 2026. There was no activity for the quarter and six months ended June 30, 2025 in the consolidated statement of operations. The only activity for the six months ended June 30, 2025 in the consolidated statement of cash flows was the financing cash inflow relating to the initial capitalization of the Company of $100,000 by the Advisor and $100,000 by an affiliate of the Sub-Advisor.

The consolidated financial statements of the Company include the direct wholly owned subsidiaries that were formed to facilitate the Company’s investment strategy. All intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

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

As of June 30, 2026, the Company has consolidated one VIE of which the Company is the primary beneficiary, see Note 8, Variable Interest Entity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities.

Cash

Cash consists of cash on deposit with financial institutions. The Company deposits its cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

Fair Value Measurements

The Company reports various investments at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. This definition of fair value focuses on exit price and prioritizes the use of market‑based inputs over entity‑specific inputs when determining fair value. In addition, the framework for measuring fair value establishes a three‑level hierarchy for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. See Note 6, Fair Value Measurements, for further discussion on fair value measurements.

The Company accounts for any purchases or sales of investments on a trade date basis. At the time of disposition, realized gains or losses on sales of investments are determined based on a specific identification basis and will be recorded as a component of “Realized gain on residential mortgage loans” in the consolidated statements of operations.

Residential Mortgage Loans and Mortgage Servicing Rights Investments at Fair Value

The Company’s investments in residential mortgage loans and mortgage servicing rights investments are recorded using the fair value option in ASC Topic 825 - Financial Instruments and therefore recorded at fair value in the consolidated balance sheets. Changes in fair value are reported in “Unrealized gain on residential mortgage loans, mortgage servicing rights investments and derivatives” in the consolidated statements of operations. See Note 7, Related Party Arrangements, for additional information on the mortgage servicing rights investments.

The residential mortgage loans are actively managed and monitored and, as appropriate, certain interest rate risks of the loans may be mitigated through the use of derivatives and mortgage servicing rights investments. The Company has elected not to designate the derivatives as qualifying accounting hedges, and therefore, they are carried at fair value. The changes in fair value of the loans are largely offset by changes in the fair value of the derivatives and mortgage servicing rights investments. The fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

Derivative Financial Instruments, at Fair Value

The Company uses interest rate futures derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk. Derivatives are accounted for in accordance with ASC 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value on the consolidated balance sheets. These derivative financial instrument contracts are not designated as hedges for GAAP purposes; therefore, all changes in fair value are reported in “Unrealized loss on residential mortgage loans, mortgage servicing rights investments and derivatives” in the consolidated statements of operations. See Note 5, Derivative Financial Instruments, for further information.

Unrealized Gain (Loss)

The following table summarizes components of unrealized gain on residential mortgage loans, mortgage servicing rights investments and derivatives for the six months ended June 30, 2026:

Six Months Ended
June 30,
2026
Unrealized gain on residential mortgage loans	$57,992
Unrealized loss on mortgage servicing rights investments	(46,394)
Unrealized gain on interest rate futures	625,196
Total unrealized gain on residential mortgage loans, mortgage servicing rights investments and derivatives, net	$636,794

Revenue Recognition

Income from Residential Mortgage Loans

Interest income on residential mortgage loans is recognized using the effective interest method over the life of the loans. Interest income recognition is suspended when residential mortgage loans are placed on non-accrual status. Generally, residential mortgage loans and commercial mortgage loans are placed on non-accrual status when delinquent for more than ninety (90) days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date residential mortgage loans are placed on non-accrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. Interest received after the loan becomes past due or impaired is applied to outstanding interest receivable, if applicable, and subsequently recognized as interest income as received.

Income from Mortgage Servicing Rights Investments

Income from mortgage servicing rights investments is recognized monthly based on the available cash in the special-purpose entities, which is based on cash receipts for certain MSR participation interests. Distributions that represent returns of capital in excess of profits and losses are credited to the investment cost rather than income. See Note 7, Related Party Arrangements, for further information.

Interest income on Cash

Interest income on money market and Insured Cash Sweep accounts is recognized on an accrual basis to the extent that the Company earns interest on cash deposited.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

Accounts Receivable

The following table summarizes components of accounts receivable at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Interest receivable	$502,149	$—
Principal receivable	296,084	—
Other receivables	69,369	66
Total accounts receivable	$867,602	$66

Organization and Offering Expenses

The Advisor and Sub-Advisor have agreed to advance organization and offering expenses associated with one or more of the Company’s offerings, including its Private Offering (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees). Organization and offering expenses are recorded to the accompanying balance sheets only to the extent the Company receives gross proceeds and they do not exceed 1.5% of the cumulative gross proceeds from its offerings unless otherwise waived by the Advisor.

When recorded by the Company, organizational expenses are expensed as incurred, and offering expenses are charged to shareholders’ equity as incurred. Recognized amounts due to the Advisor but not paid are recognized as a liability on the balance sheet.

See Note 7, Related Party Arrangements for further information.

Repurchase Agreements

At times, the Company finances purchases of residential mortgage loans through the use of a repurchase agreement. The repurchase agreements are treated as collateralized financing transactions, which expire within approximately two years or less and are carried at their contractual amounts. Interest paid and accrued in accordance with repurchase agreements is recorded as interest expense.

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

Earnings Per Share

Earnings per common share is determined by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

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

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

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

In connection with that election, RCRED TRS Holding, Inc. ("TRS"), a wholly owned corporate subsidiary organized in 2025, elected taxable REIT subsidiary status effective January 1, 2026. TRS is subject to U.S. federal, state and local income taxes. Accordingly, beginning in 2026, the Company’s income tax provision will primarily relate to taxes incurred by TRS and certain state and local taxes.

The Company has not yet filed its initial tax return.

Risks and Uncertainties

The Company’s investment activities expose it to various types of risks that are associated with the financial instruments in which it invests. The significant types of financial risks to which the Company is exposed include, but are not limited to, credit risk, interest rate risk, liquidity risk and prepayment risk. Certain aspects of those risks are addressed below.

Credit Risk

Investment portfolios with debt instruments are subject to credit risk. Financial strength and solvency of a debtor influence credit risk. In addition, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument.

Interest Rate Risk

The Company is subject to interest rate risk, and typically the value of interest bearing securities (e.g., residential mortgage loans) will change inversely with changes in interest rates. As interest rates rise, the market value of fixed income securities tends to decrease and vice versa.

Subject to maintaining its qualification as a REIT and maintaining its exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company may utilize various derivative instruments and other hedging instruments to mitigate interest rate risk.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities or contingent liabilities. Among other things, liquidity could be impaired by an inability to access secured and unsecured sources of financing or to sell assets.

The Company has a financing facility that is structured as a repurchase agreement with a financial institution to finance the residential whole loans which are pledged as collateral. Amounts available to be borrowed under the repurchase agreement are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the bank, mortgage finance and real estate industries. If the fair value of the pledged securities declines, lenders will typically require the Partnership to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements (“margin calls”).

If the fair value of the pledged securities increases, lenders may release collateral back to the Company. The repurchase agreement includes various financial and liquidity covenants for which the failure to comply would constitute an event of default. As of June 30, 2026, the Company was in compliance with all covenants.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

Prepayment Risk

The frequency at which prepayments occur on residential mortgage loans will be affected by a variety of factors including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, mortgage obligors tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. The adverse effects of prepayments may impact the Company in two ways. First, particular investments may experience outright losses, as in the case of an interest‑only security in an environment of faster actual or anticipated prepayments. Second, particular investments may underperform relative to the financial instruments that the Company may have constructed to reduce specific financial risks for these investments, resulting in a loss to the Company.

Segment Reporting

An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s CODM is its Chief Financial Officer. The Company has determined it currently operates in a single operating segment and has one reportable segment, which is to acquire, invest in, and finance mortgage-related assets. The CODM reviews net income on the Company's portfolio of residential mortgage loans, residential mortgage loans in securitization trusts, RMBS, and other assets as presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Net income as used by the CODM in this context is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Balance Sheet as “total assets” and significant segment expenses are consistent with the accompanying statement of operations.

Recently Issued Accounting Standards Updates

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (or “ASU 2024-03”). The amendments in ASU 2024-03 primarily require entities to disclose additional details regarding certain expenses on both an annual and interim basis. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company has not completed an analysis of the impact of ASU 2024-03 but does not expect that the adoption of ASU 2024-03 will have a significant impact on its consolidated financial statement disclosures.

3.         Residential Mortgage Loans and Mortgage Servicing Rights Investments - at Fair Value

Residential Mortgage Loans - at Fair Value

Residential mortgage loans are measured at fair value. The Company’s residential mortgage loans are primarily acquired loans on one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), a portion of which are performing or re-performing scratch and dent (S&D) mortgage loans. S&D mortgage loans are loans that contain imperfections, such as underwriting errors, incomplete documentation, or minor compliance issues identified after the loan was closed and funded. These flaws do not necessarily mean the borrower is in default; many S&D loans are still performing, meaning payments are being made on time.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

The following table sets forth the cost, unpaid principal balance, net discount on mortgage loans purchased, fair value, weighted average interest rate and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of  June 30, 2026:

June 30,
2026
Acquisition cost	$44,751,243

Unpaid principal balance	$47,122,776
Net discount on mortgage loans purchased	(2,263,398)
Change in fair value	57,992
Fair Value	$44,917,370

Weighted average interest rate	5.86%

Weighted average remaining contractual maturity (years)	27.5

The following table sets forth data regarding the number of residential mortgage loans secured by residential real property which are 90 or more days past due and the recorded investment and unpaid principal balance of such loans as of June 30, 2026.

June 30,
2026
Number of mortgage loans 90 or more days past due	2
Recorded investment in mortgage loans 90 or more days past due	$465,633
Unpaid principal balance of loans 90 or more days past due	$505,228

No residential mortgage loans as of June 30, 2026 are in foreclosure proceedings.

Mortgage Servicing Rights Investments - at Fair Value

During 2026, the Company invested $6,749,861 in two special-purpose entities managed by Bungalow Residential, LLC or Bungalow Funding, LLC that acquire MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans for specified Servicing Concentration Risk (“SCR”) pools in exchange for an upfront cash payment. During 2026, RCRED NES acquired $2,473,784 in MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans for specified SCR pools in exchange for an upfront cash payment. Bungalow Residential, LLC and Bungalow Funding, LLC are affiliates of Balbec.

4.         Financing Arrangements

Line of Credit

On December 31, 2025, the Company and Valley National Bank, a Tennessee banking corporation, (referred to as “Valley National Bank”) entered into a loan and security agreement (the “Loan Agreement”) for a revolving line of credit (the “Line of Credit”) for up to $15,000,000, subject to the Company’s available borrowing base. On May 22, 2026, the Loan Agreement was amended to permit the extension of credit of up to $5,000,000 to be used to satisfy Company liquidity covenants under existing repurchase agreement facilities (the “Amendment”). The available borrowing base will be equal to 100% of the amount held with the Company’s escrow agent, UMB Bank, N.A. The Company is required to pay interest on any borrowed amounts under the Line of Credit at a rate per year equal to the term secured overnight financing rate plus 2.75%.

Advances under the Line of Credit shall be repaid upon the earlier of the following: (i) 90 days from the date such advance was made or (ii) the Line of Credit maturity date. Unless extended, the Line of Credit has a maturity date of December 31, 2026. In connection with the Line of Credit, the Company paid a commitment fee to Valley National Bank of $37,500 plus the payment of Valley National Bank’s expenses associated with the Line of Credit of $31,175 in January 2026. In connection with the Amendment, the Company paid Valley National Bank’s expenses associated with the Amendment of $14,588 in June 2026. The unamortized commitment fee and deferred costs are included in “Deferred financing cost” in the Company’s consolidated balance sheets as of  June 30, 2026.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

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

The Company had borrowed and repaid $6,700,000 under the Line of Credit for the period ended  June 30, 2026. No amounts under the Line of Credit were outstanding as of  June 30, 2026. No cash collateral was pledged as of June 30, 2026.

Repurchase Agreement

On January 30, 2026, RCRED Craftsman Administrator, LLC (“Craftsman”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into the master repurchase agreement (together with the related transaction documents, the “Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman Sachs”), to finance the acquisition by Craftsman of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Goldman Sachs for a maximum amount of up to $400 million. Advances under the Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR (as defined in the Repurchase Agreement) plus a price differential margin as agreed upon by Goldman Sachs and Craftsman for each transaction. The maturity date of the facility is January 30, 2028, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. In connection with the Repurchase Agreement, the Company provided a Guaranty (the “Guaranty”), which may become full recourse to the Company upon the occurrence of certain events as described in the Guaranty. The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. The Guaranty requires that the Company’s cash liquidity shall not at any time fall below (i) for the six months following January 30, 2026, $5,000,000 and (ii) thereafter, $10,000,000.

On July 16, 2026, the Company and Goldman Sachs entered into an Amended and Restated Guaranty Agreement (“Guaranty Amendment”) which amends the Guaranty Agreement (the “Guaranty Agreement”) previously entered into by such parties to provide a guaranty to the Repurchase Agreement. The Guaranty Amendment extends the period during which the Company is required to maintain a lower cash liquidity covenant under the Guaranty Agreement to eleven months following January 30, 2026.

In connection with the Repurchase Agreement, the Company incurred legal fees of $450,538. The unamortized commitment fee and deferred costs are included in “Repurchase agreement, net of deferred financing costs” in the Company’s consolidated balance sheets as of  June 30, 2026.

Amounts available to be borrowed under the Repurchase Agreement are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the bank, mortgage finance and real estate industries. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements. If the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of  June 30, 2026, the Company was in compliance with all covenants.

The following table summarizes certain characteristics of the Repurchase Agreement as of  June 30, 2026:

	Asset Based Financing			Portfolio Pledged as Collateral
		Weighted					Weighted
		Average					Average
		Interest	Maturity	Collateral			Interest
	Principal	Rate	Date	Type	Principal	Fair Value	Rate
Repurchase agreement	$37,743,759	5.51% (SOFR + 1.65% - 1.90%)	1/30/2028	Residential mortgage loans	$47,122,776	$44,917,370	5.86%
				Principal receivable	$296,084	$296,084	n/a

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

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

The following table sets forth the derivative instruments presented on the consolidated balance sheet and notional amounts as of  June 30, 2026:

	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets (1)	Liabilities	Long Exposure	Short Exposure
June 30, 2026	Interest rate futures	6	$625,196	$—	$—	$45,174,000

The gains arising from these derivative instruments in the consolidated statement of operations for the six months ended  June 30, 2026 are set forth as follows:

			Net Change in Unrealized
	Derivatives Not Designated	Net Realized Gains (Losses)	Appreciation (Depreciation)
	as Hedging Instruments	on Derivative Instruments	on Derivative Instruments (2)
June 30, 2026	Interest rate futures	$—	$625,196

The Company held no derivative instruments as of December 31, 2025 or for the six months ended June 30, 2025.

FOOTNOTES:

(1)	Amounts related to the interest rate futures held by the Company are recorded at fair value and included in prepaid and other assets in the accompanying consolidated balance sheets.
(2)

Amounts related to the interest rate futures held by the Company are recorded at fair value and included in unrealized gain on investments, net in the accompanying consolidated statement of operations.

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

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

The fair value hierarchy is categorized into three broad levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted, quoted prices in active markets for identical assets and liabilities.

Level 2 - Valuations based on quoted prices in an inactive market, or on models whose inputs are observable either directly or indirectly for substantially the full term of the assets and liabilities. Level 2 inputs include (i) quoted prices for similar assets in active markets; (ii) quoted prices for identical or similar assets in markets that are not active; (iii) inputs that are derived principally from or corroborated by observable market data by correlation or other means; and (iv) inputs other than quoted prices that are observable for the assets.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. The availability of observable inputs is affected by a variety of factors. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each asset.

The Company’s board of directors is responsible for determining in good faith the fair value of the Company’s Level 3 investments in accordance with the Company’s valuation policy and procedures approved by the board of directors, based on, among other factors, the input of the Advisor, the Sub-Advisor, the Company’s audit committee, and independent third-party valuation firms. The determination of the fair value of the Company’s Level 3 assets for which market prices are not available, requires judgment.

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

Valuation Techniques and Inputs

Following are descriptions of the valuation methodologies used to measure the Company’s assets and liabilities measured at fair value:

Residential Mortgage Loans - The Company recognizes residential mortgage loans at fair value. Residential mortgage loans are categorized as Level 3 in the fair value hierarchy and valued using a Discounted Cash Flow ("DCF") approach in which the expected future cash flows (principal, interest, prepayments) are discounted to present value using a market participant discount rate.

Mortgage Servicing Rights Investments - Mortgage servicing rights investments' values are based on an evaluation of the net assets of the special-purpose entity holding the MSR participation interests, whereby the entity assets are valued by the present value of future cash flows from servicing certain loans, adjusted for prepayment, default risk, and servicing costs. Mortgage servicing rights investments are categorized as Level 3 in the fair value hierarchy.

Futures Contracts - Futures contracts that are traded on an exchange are valued at their last reported sales price as of the valuation date. Listed futures contracts are categorized in Level 1 of the fair value hierarchy.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of  June 30, 2026:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Residential mortgage loans, at fair value	$—	$—	$44,917,370	$44,917,370
Mortgage servicing rights investments, at fair value	—	—	9,177,251	9,177,251
Other assets, at fair value (1)	625,196	—	—	625,196
Total assets, at fair value	$625,196	$—	$54,094,621	$54,719,817

FOOTNOTES:

(1)	Represents unrealized gain on interest futures contracts.

The following table provides a reconciliation of investments for which Level 3 inputs were used in determining fair value for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Residential	Mortgage
	Mortgage	Servicing Rights
	Loans	Investments	Total
Fair value balance as of January 1, 2026	$—	$—	$—
Additions	45,398,402	9,223,645	54,622,047
Principal repayment	(194,194)	—	(194,194)
Discount amortization, net	81,751	—	81,751
Disposals	(426,581)	—	(426,581)
Net change in fair value	57,992	(46,394)	11,598
Fair value balance as of June 30, 2026	$44,917,370	$9,177,251	$54,094,621

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of  June 30, 2026, were as follows:

As of June 30, 2026
		Principal
	Fair	Valuation	Unobservable
Investment	Value	Technique	Inputs	Range	Average
Residential mortgage loans, at fair value	$44,917,370	DCF	Discount Rate	6.50% - 7.50%	7.00%
			Expected Life (years)	4.5 - 6.5 years	5.5 years
Mortgage servicing rights investments, at fair value	9,177,251	DCF	Discount Rate	9.01% - 9.02%	9.01%
			Expected Life (years)	4.1 - 8.4 years	7.7 years
			Prepayment rate (CPR)	5.21% - 7.58%	7.21%
			Default Rate (CDR)	0.12% - 0.13%	0.13%
	$54,094,621

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

7.         Related Party Arrangements

Equity Transactions

On March 26, 2025, the Company was capitalized through the purchase by the Advisor of 4,000 Class E shares for an aggregate purchase price of $100,000 and by Balbec Capital Holdings, L.P. (“Balbec”), an affiliate of the Company’s Sub-Advisor, of 4,000 Class E shares for an aggregate purchase price of $100,000. On January 29, 2026, the Company held an initial closing for its Private Offering. The initial closing included purchases of 96,000 Class E shares for an aggregate purchase price of $2,400,000 from each of the Advisor and Balbec.

When recorded by the Company, operational expenses are expensed as incurred. Any amounts due to the Advisor and Sub-Advisor but not paid are recognized as a liability on the balance sheet.

Mortgage Servicing Rights Investments Purchases

During 2026, the Company invested $6,749,861 in two special-purpose entities managed by Bungalow Residential, LLC or Bungalow Funding, LLC that acquire MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans for specified Servicing Concentration Risk (“SCR”) pools in exchange for an upfront cash payment. During 2026, RCRED NES acquired $2,473,784 in MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans for specified SCR pools in exchange for an upfront cash payment. Bungalow Residential, LLC and Bungalow Funding, LLC are affiliates of Balbec.

Organizational and Offering Expenses Waiver

In order to maximize cash available for investment during the launch of the Company, the Advisor and Sub-Advisor have provided written notice to the Company of their agreement to waive the organization and offering reimbursement related to January 2026 cumulative gross proceeds of $367,589 to which they are entitled under the Advisory Agreement and Sub-Advisory Agreement, respectively.

Distributions

Individuals and entities affiliated with the Advisor and Sub-Advisor owned approximately 236,000 shares as of  June 30, 2026. These individuals and entities received distributions from the Company of approximately $118,000 and $196,667 during the quarter and six months ended June 30, 2026.

Summary of Related Party Fees and Expenses

Organization and Offering Reimbursement

The Company will reimburse the Advisor and the Sub-Advisor, along with their respective affiliates, for the organization and offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Private Offering.

As of  June 30, 2026, the Advisor has incurred organization and offering expenses on the Company’s behalf of approximately $196,249 and $1,554,010, respectively. As of  June 30, 2026, the Sub-Advisor has incurred organization and offering expenses on the Company’s behalf of approximately $85,430 and $5,206, respectively. These organization and offering expenses are not recorded on the accompanying consolidated balance sheets because of the limit of 1.5% of the cumulative gross proceeds from the Private Offering.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

Base Management Fees

The Company pays each of the Advisor and the Sub-Advisor 50% of the total base management fee for their services under the Advisory Agreement and Sub-Advisory Agreement subject to any reduction or deferral of any such fees pursuant to the expense support and conditional reimbursement agreement between the Company, the Advisor and the Sub-Advisor, as amended (the “Expense Support and Conditional Reimbursement Agreement”). The management fee shall be calculated for each share class at an annual rate of (i) 1.25% of NAV for Class A common stock (the “Class A shares”), Class I common stock (the “Class I shares”), Class D common stock (the “Class D shares”) and Class T common stock (the “Class T shares”) (collectively, the “Non-Founder Shares”), and (ii) 1.00% of NAV for the Class FA shares (collectively, the “Founder Shares”) in each case, per annum and payable monthly in arrears and before giving effect to any accruals for the management fee, stockholder servicing fees and total return incentive fee. No management fee will be payable with respect to Class E shares.

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

•

As it relates to the Non-Founder Shares, all of the Total Return to Stockholders with respect to each particular share class of Non-Founder Shares, if any, that exceeds the Annual Preferred Return, but is less than or equal to 7.06%, or the “Non-Founder breakpoint,” in any calendar year, will be payable to the Advisors. 15% of the Total Return to Non-Founder Stockholders of a particular share class of Non-Founder Shares, calculated at each share class level based on the Total Return to Stockholders on Non-Founder Shares, if any, that exceeds the Non-Founder breakpoint, will be payable to the Advisors.

•

As it relates to Founder Shares, all of the Total Return to Founder Stockholders with respect to each particular share class of Founder Shares, if any, that exceeds the Annual Preferred Return, but is less than or equal to 6.86%, or the “Founder breakpoint,” in any calendar year, will be payable to the Advisors. 12.50% of the Total Return to Founder Stockholders of Founder Shares, calculated at each share class level based on the Total Return to Stockholders on Founder Shares, if any, that exceeds the Founder breakpoint, will be payable to the Advisors.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

•

For purposes of calculating the Total Return to Stockholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Stockholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Stockholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included in the calculation of Total Return to Stockholders for such share class. For the year ending December 31, 2026, the High Water Marks which will apply to the incentive fee calculation will be $24.75 for Class FA, A, T, D and I shares.

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

The Expense Support amount is borne equally by the Advisor and the Sub-Advisor and is calculated as of the last business day of the calendar year. Until the Expense Support and Conditional Reimbursement Agreement is terminated, the Advisor and Sub-Advisor shall equally conditionally reduce the payment of fees and reimbursements of reimbursable expenses in an amount equal to the conditional waiver amount (as defined in and subject to limitations described in the Expense Support and Conditional Reimbursement Agreement). The term of the Expense Support and Conditional Reimbursement Agreement includes an initial term of three years and will automatically renew for successive one-year terms. Expense support is paid by the Advisor and Sub-Advisor annually in arrears.

If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceed the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), the Company uses such Excess Operating Funds to pay the Advisor and the Sub-Advisor all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to certain conditions (the “Conditional Reimbursements”) as described further in the Expense Support and Conditional Reimbursement Agreement. The Company’s obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date on which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement.

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

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

Related party fees and expenses incurred for the six months ended June 30, 2026, are summarized below:

		Quarter Ended	Six Months Ended
		June 30,	June 30,
Related Party	Source Agreement & Description	2026	2026
Advisory Agreement and Sub-Advisory Agreement:
Advisor and Sub-Advisor	Organization reimbursement(1)	$5,298	$7,134
	Offering reimbursement	27,905	32,669
	Base management fees(1)	5,518	6,966
	Total return incentive fees(1)	8,216	9,008
Amended and Restated Expense Support and Conditional Reimbursement Agreement:
Advisor and Sub-Advisor	Expense support	163,079	1,055,318
Administrative Services Agreement:
Advisor	Administrative services fees(1)	16,668	32,415
Advisory Agreement:
Advisor	Operating, administrative and compliance services(1)	17,690	220,087
Master Servicing Agreement:
Sub-Advisor	Master servicing fees(1)	22,690	28,982
Sub-Advisory Agreement:
Sub-Advisor	Operating services(1)	134,487	157,727

FOOTNOTE:

(1)	Expenses subject to Expense Support, if applicable.

The following table presents amounts due (to) from related parties net as of  June 30, 2026:

Six Months Ended
June 30,
2026
Due from related parties:
Expense support	$1,055,318
Due from affiliate	134,086
Due from advisor	93,937
Total due from related parties	1,283,341
Due to related parties:
Total return incentive fees	$(9,008)
Base management fees	(4,896)
Organization and offering expenses	(15,315)
Accrued administrative services fee	(5,616)
Accrued master servicing fee	(28,982)
Due to sub-advisor	(110,361)
Total due to related parties	(174,178)
Due from related parties, net	$1,109,163

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

8.         Variable Interest Entity

The Company consolidates the assets, liabilities and the results of operations of Bungalow FHLMC RCRED NES, LLC ("RCRED NES"). RCRED NES acquires MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans for specified SCR pools in exchange for an upfront cash payment.

With respect to RCRED NES, its assets may only be used to satisfy its obligations. To the extent any cash or other consideration received by RCRED NES is insufficient to pay expenses, the Company would be required to make capital contributions in respect to such expenses. The creditors of RCRED NES have no recourse to the Company’s general assets with the exception of a partial guarantee related to a loan held by Bungalow Funding, LLC and Bungalow FHLMC TES Fund, LLC (collectively “Bungalow Group”). See Note 9, Commitments and Contingencies for further information.

The aggregate carrying amount and major classifications of the consolidated assets that could be used to settle obligations of the VIE as of  June 30, 2026, were as follows:

As of June 30,
2026
Assets:
Mortgage servicing rights investments - at fair value	$2,474,905
Accounts receivable	$41,955

9.         Commitments and Contingencies

The Company routinely enters into forward flow agreements with sellers, representing commitments to purchase qualifying accounts monthly within specified ranges and for an agreed minimum time period and price (as a percentage of face value). As of  June 30, 2026, the Company had approximately $21,661,339 in commitments with US counterparties to purchase US mortgage loans.

During the six months ended June 30, 2026, RCRED Georgian 2026 Trust executed six forward trade contracts with Barclays Bank PLC (“Barclays”) to purchase residential mortgage whole loans with an aggregate unpaid principal balance of $16,256,252 within 90 days from the date the residential mortgage whole loans were purchased, unless mutually agreed to by RCRED Georgian 2026 Trust and Barclays.

The Company provided a partial guarantee related to a loan held by Bungalow Group. Bungalow Group must maintain certain covenants, including a minimum ratio of asset value to debt outstanding, adjusted equity and liquidity, at all times. If Bungalow Group breaches any covenant for any reason, the Company is required to fund up to 25% of the maximum loan amount (no amounts were outstanding as of June 30, 2026) to Bungalow Group to bring it into compliance and/or repay Bungalow Group’s lender. As of June 30, 2026, there was no debt balance outstanding at Bungalow Group linked to this guarantee, so the guarantee is for $0.

See Note 7, Related Party Transactions for information on contingent amounts due to the Advisor and Sub-Advisor for the reimbursement of organization and offering costs with respect to the Private Offering.

As of  June 30, 2026, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

10.         Equity

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

The following table describes the number of shares of each class of the Company’s common stock authorized and issued and outstanding as of  June 30, 2026 and  December 31, 2025:

	As of
	June 30, 2026		December 31, 2025
	Shares	Shares Issued	Shares	Shares Issued
	Authorized	and Outstanding	Authorized	and Outstanding
Class E	50,000,000	966,038	50,000,000	8,000
Class FA	100,000,000	121,068	100,000,000	—
Class A	200,000,000	—	200,000,000	—
Class T	200,000,000	—	200,000,000	—
Class D	200,000,000	—	200,000,000	—
Class I	250,000,000	—	250,000,000	—

11.         Concentration Risk

Residential Mortgage Loans

As of June 30, 2026, the Company had geographical concentrations accounting for 10% or more of the unpaid principal balance of its residential mortgage loans as follows:

	Type of Concentration	As of June 30, 2026
State of California	Geographical	19.4%
State of Florida	Geographical	13.7%

Mortgage Servicing Rights Investments

As of June 30, 2026, the Company had geographical concentrations accounting for 10% or more of its MSR participation interests for the underlying Federal Home Loan Mortgage Corporation mortgage loans' unpaid principal balance as follows:

	Type of Concentration	As of June 30, 2026
State of California	Geographical	30.7%
State of Kansas	Geographical	16.5%

The Company considered counterparty risk regarding sub-servicers of underlying MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans managed by Bungalow Group. Bungalow Group relies on sub-servicers who are also government-sponsored entities approved to service the underlying MSRs.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

12.         Subsequent Events

Offerings

In July 2026, the Company’s board of directors approved new per share offering prices for each share class in the Private Offering. The new offering prices are effective as of July 31, 2026. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Private Offering:

	Class FA	Class A	Class T	Class I
Effective July 31, 2026:
Offering Price, Per Share	$24.99	$27.31	$26.24	$24.99
Selling Commissions, Per Share	—	1.64	0.79	—
Dealer Manager Fees, Per Share	—	0.68	0.46	—

Capital Transactions

During the period July 1, 2026 through August 12, 2026, the Company received additional net proceeds from the Private Offering and distribution reinvestment plan of the following:

	Proceeds from Private Offering				Distribution Reinvestment Plan		Total
				Net		Net		Net	Average
				Proceeds		Proceeds		Proceeds	Net
		Gross	Sales	to		to		to	Proceeds
Share Class	Shares	Proceeds	Load	Company	Shares	Company	Shares	Company	per Share
Class E	11,600	$290,000	$—	$290,000	—	$—	11,600	$290,000	$25.00
Class FA	122,229	3,054,500	—	3,054,500	503	12,577	122,732	3,067,077	$24.99
	133,829	$3,344,500	$—	$3,344,500	503	$12,577	134,332	$3,357,077	$24.99

Investments

In July and August 2026, the Company purchased $36,776,971 in residential mortgage whole loans.

Repurchase Agreement

In July and August 2026, Craftsman drew an additional $28,940,050 on the Repurchase Agreement to purchase additional securities.

On July 16, 2026, the Company and Goldman Sachs entered into a Guaranty Amendment which amends the Guaranty Agreement previously entered into by such parties to provide a guaranty to the Repurchase Agreement. The Guaranty Amendment extends the period during which the Company is required to maintain a lower cash liquidity covenant under the Guaranty Agreement to eleven months following January 30, 2026.

Forward Trades

In August 2026, Craftsman purchased all residential mortgage loans subject to forward trade contracts with Barclays outstanding as of June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited consolidated financial statements as of June 30, 2026 and December 31, 2025, and for the quarter and six months ended June 30, 2026. Amounts as of December 31, 2025 included in the unaudited consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited financial statements unless otherwise defined herein.

Statement Regarding Forward Looking Information

In this quarterly report for the quarterly period ended June 30, 2026 (this “Form 10-Q”), references to “Company,” “we,” “us,” or “our business” refer to CNL Strategic Residential Credit, Inc. and its subsidiaries; references to the “Advisor” refer to CNL Residential Credit Manager, LLC, an affiliate of CNL Financial Group, LLC; references to the “Sub-Advisor” refer to Balbec Capital Management, L.P., an affiliate of Balbec Capital, L.P.

Certain statements in this Form 10-Q contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

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

Overview

We are a real estate finance company. Our investment strategy is to acquire, finance and manage a diversified portfolio of primarily U.S. performing and re-performing whole mortgage loans, MSRs and RMBS. The Company has structured some of its investments in MSRS through other entities for which the returns are based on underlying MSR cash flows. Our overall objective is to generate attractive risk-adjusted returns with high current income for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles. Our specific investment objectives are to construct a diversified residential credit portfolio that will enable us to:

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

In light of the current economic environment, impacted by high interest rates, inflationary pressures, energy price volatility due to the conflict in the Middle East and the impact of  natural disasters and geopolitical events on the global economy, we are closely monitoring overall liquidity levels to be in a position to enact changes to ensure adequate liquidity going forward.

As of June 30, 2026 and December 31, 2025, we had cash of $8,283,311 and $203,272, respectively.

Sources of Liquidity and Capital Resources

Offerings. We received $26,959,450 in net proceeds during the six months ended June 30, 2026, from the Private Offering.

Investments. We received $22,573,948 in proceeds from securities sold under the Repurchase Agreement during the six months ended June 30, 2026.

Borrowings. We borrowed and repaid $6,700,000 during the six months ended June 30, 2026.

Uses of Liquidity and Capital Resources

Investments. We purchased $29,945,586 and $9,223,645 of residential mortgage loans and mortgage servicing rights investments, respectively, during the six months ended June 30, 2026.

Distributions. We paid distributions to our stockholders, net of distributions reinvested of $827,779 during the six months ended June 30, 2026.

Principal Payments. We paid $283,005 in principal payments on the Repurchase Agreement during the six months ended June 30, 2026.

Deferred Financing Costs. We paid $533,426 in deferred financing costs during the six months ended June 30, 2026.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The following table summarizes our operating results for the quarter and six months ended June 30, 2026:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Interest income	$788,828	$1,014,388
Interest expense	(565,075)	(726,771)
Net interest income	223,753	287,617
Other income	1,042,435	1,221,337
Operating expenses	(488,567)	(1,357,153)
Expense support	163,079	1,055,318
Net expenses	(325,488)	(301,835)
Income before income tax expense	940,700	1,207,119
Income tax expense	(683)	(683)
Net income	$940,017	$1,206,436

Net Interest Income

The following table summarizes our net interest income for the quarter and six months ended June 30, 2026:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Interest income
Residential mortgage loans	$731,444	$908,297
Cash	57,384	106,091
Interest income	788,828	1,014,388
Interest expense
Repurchase agreement	545,288	662,489
Line of credit	19,787	64,282
Interest expense	565,075	726,771
Net interest income	$223,753	$287,617

For the quarter and six months ended June 30, 2026, we generated $788,828 and $1,014,388, respectively, in interest income driven by purchases of residential mortgage loans during January through April 2026. As of June 30, 2026, the weighted average interest rate of residential mortgage loans was 5.86%. We utilized the Repurchase Agreement primarily to purchase additional residential mortgage loans during February through April 2026. As of June 30, 2026, the weighted average interest rate for the repurchase agreement was 5.51% (SOFR + 1.65% - 1.90%).

Other Income/(Loss), net

The following table summarizes our other income/(loss), net for the quarter and six months ended June 30, 2026:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Other Income
Unrealized gain on residential mortgage loans, mortgage servicing rights investments and derivatives, net	$698,452	$636,794
Income from mortgage servicing rights investments	317,600	558,160
Realized gain on residential mortgage loans	26,383	26,383
Other Income	$1,042,435	$1,221,337

For the quarter and six months ended June 30, 2026, we recognized $698,452 and $636,794, respectively, in unrealized gain on residential mortgage loans, mortgage servicing rights investments and derivatives. See additional discussion below. For the quarter and six months ended June 30, 2026, we generated $317,600 and $558,160, respectively, of income driven by purchases of mortgage servicing rights investments in January and April 2026.

The following table summarizes components of unrealized gain on residential mortgage loans, mortgage servicing rights investments and derivatives for the quarter and six months ended June 30, 2026:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Unrealized gain on residential mortgage loans	$191,388	$57,992
Unrealized gain (loss) on mortgage servicing rights investments	13,379	(46,394)
Unrealized gain on interest rate futures	493,685	625,196
Total unrealized gain on residential mortgage loans, mortgage servicing rights investments and derivatives, net	$698,452	$636,794

Unrealized appreciation on our portfolio is based on the current fair value of our investments as determined by our board of directors based on inputs from the Sub-Advisor and our independent valuation firm and consistent with our valuation policy.

During the quarter and six months ended June 30, 2026, we recognized a net change in unrealized appreciation of approximately $698,452 and $636,794. The residential loan portfolio and the mortgage servicing rights investments are a natural hedge to each other and move in the opposite direction in value in response to changes in interest rates. As such, during the six months ended June 30, 2026, our investment in the residential loan portfolio had $57,992 in unrealized gains while our investment in the mortgage servicing rights investments had $46,394 in unrealized loss, primarily due to changes in interest rates. The majority of the gross unrealized gain ($625,196) was a result of the increase in the value of the interest rate futures, primarily due to the market rate being higher than the agreed upon rates in these contracts.

Net Operating Expenses

The following table summarizes our operating expenses for the quarter and six months ended June 30, 2026:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Professional services	$223,024	$770,318
Investment expenses	142,113	284,370
Director fees and expenses	49,250	175,245
General and administrative	46,605	83,762
Custodian fees	6,635	14,872
Total return incentive fees	8,216	9,008
Organization expense	5,298	7,134
Base management fees	5,518	6,966
Other expenses	1,908	5,478
Operating expenses	488,567	1,357,153
Expense support	163,079	1,055,318
Net Expenses	$325,488	$301,835

We consider the following expense categories to be relatively fixed in the near term: general and administrative services and director fees and expenses. Variable operating expenses include professional services, investment expenses, base management fees and total return incentive fees. We expect these variable operating expenses to increase in connection with the growth in our asset base (investment expenses, total return incentive fees and base management fees), the number of stockholders and open accounts (custodian fees) and the complexity of our investment processes and capital structure (professional services). Expense support was recorded to cover expenses and cash distributions limited to operating expenses less investment expenses during the quarter and six months ended June 30, 2026 in accordance with the Expense Support and Conditional Reimbursement Agreement.

Our Portfolio

As of June 30, 2026, our portfolio consisted of approximately $54,094,621 of residential mortgage loans and other target assets.

The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of June 30, 2026:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:
Residential mortgage loans	$44,917,370	$37,743,759	$7,173,611	29.1%
Mortgage servicing rights investments	9,177,251	—	9,177,251	37.3%
Target assets	54,094,621	37,743,759	16,350,862	66.4%

Cash	8,283,311	—	8,283,311	33.6%
Total	$62,377,932	$37,743,759	$24,634,173	100.0%

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of June 30, 2026:

	Portfolio Range	Portfolio Weighted Average
Unpaid principal balance ("UPB")	$66,551 - $1,931,212	$354,523
Interest rate	2.25% - 8.75%	5.86%
Maturity date	12/1/2034 - 3/1/2066	12/20/2053
FICO score	481 - 818	715
Loan-to-value	12.10% - 147.70%	71.30%
Home value	$125,000 - $2,500,000	$812,298
Percentage of loans 90+ days delinquent (based on UPB)	N/A	1.10%

The following chart illustrates additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of June 30, 2026, based on the geographic region (percentages are based on the aggregate unpaid principal balance of such loans):

Hedging Activities

As of June 30, 2026, we had not entered into any derivatives or other financial instruments with the exception of interest rate futures. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the U.S., we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We, may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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

We will seek to manage these risks while, at the same time, seeking to provide an opportunity to stockholders to realize attractive returns through ownership of our shares. Many of these risks have been magnified due to the continuing uncertainties caused by the recent geopolitical events; however, while we continue to monitor the geopolitical events, their impact on such risks remains uncertain and difficult to predict.

Credit Risk

We assume credit risk through our investment in mortgage loans and other mortgage-related assets. Credit losses on mortgage loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; declining rents on residential rental properties; natural disasters, including the effects of climate change (including flooding, drought, wildfires, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors and other actions by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

In addition, rising interest rates may increase the credit risks associated with certain residential whole mortgage loans. This is especially true if the interest rate is adjustable for many of the loans that we may acquire or in the securitization entity we may sponsor in the future. In addition, the loans we pledge to secure loan financing lines may have adjustable interest rates. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrower delinquencies and defaults.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A significant portion of our assets and liabilities, including our whole mortgage loans, investment securities, loan financing lines, and security repurchase facilities, are interest earning or interest bearing and, as a result, we are subject to risks arising from fluctuations in the prevailing levels of market interest rates. In addition, our financing arrangements, if any, may have a variable rate component or include rates which reset monthly and add additional risk due to fluctuations in market interest rates. As of June 30, 2026, we had $37,743,759 of our financing arrangements subject to variable interest rates or rates which reset monthly. Any excess cash and cash equivalents of ours are invested in instruments earning short-term market interest rates.

We estimate that as of June 30, 2026, a 100 basis point decline in the SOFR rate would result in a decrease in the “Interest expense” in our consolidated statements of operations of $103,273 and a 100 basis point increase in the SOFR rate would result in an increase in the “Interest expense” in our consolidated statements of operations of $103,273.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Our portfolio is concentrated, and may continue to be concentrated, by geographic location, increasing our risk of loss if there are adverse developments or greater risks affecting the particular concentration, including due to natural disasters, terrorist events, climate change, or any other adverse event specific to those locations.

As of June 30, 2026, more than 5% of the unpaid principal balance of the loans underlying our portfolio were located in each of California, Florida, Georgia, Hawaii, New Jersey, New York and Texas. As a result, our portfolio is concentrated, and may continue to be concentrated, by geographic location, increasing our risk of loss if there are adverse developments or greater risks affecting the particular geographic location. Accordingly, adverse conditions in the areas where the properties securing or otherwise underlying our investments are concentrated (including unemployment rates, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments, any of which may materially and adversely affect us.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, landslide, or wildfire), or the effects of climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties underlying our portfolio that we own directly. For example, in recent years, hurricanes have caused widespread flooding in Florida and Texas, and wildfires and mudslides in California, including the wildfires experienced in southern California in January 2025, have destroyed or damaged thousands of homes. Since certain natural disasters may not typically be covered by the standard insurance policies maintained by borrowers, or borrowers may not be able to purchase insurance against certain hazards at all, the borrowers themselves may have to pay for repairs due to the disasters. Borrowers may not repair their property or may become unable or unwilling to pay their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or other investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We were capitalized through the purchase by the Advisor and Sub-Advisor 8,000 shares of Class E shares for the aggregate consideration of $200,000 in March 2025.

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

On January 29, 2026, we held an initial closing for the Private Offering and issued 958,038 Class E shares and 14,200 Class FA shares at a purchase price of $25.00 per share for aggregate gross offering proceeds of $24,305,950. We did not pay any selling commissions or managing dealer fees for the Class E shares or Class FA shares issued in the initial closing. The initial closing included purchases of $2,400,000 for Class E shares from each of the Advisor and Balbec, an affiliate of the Sub-Advisor, for an aggregate total investment of $2,500,000 from each of the Advisor and Balbec.

From the initial closing through June 30, 2026, we issued 121,068 additional Class FA shares in the Private Offering at a purchase price of $24.93 per share for aggregate gross offering proceeds of $3,018,375, including $9,875 received through our distribution reinvestment plan. We did not pay any selling commissions or managing dealer fees for the Class FA shares issued.

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

10.1

First Amendment to Loan and Security Agreement dated May 22, 2026, by and among the Company, the Guarantor (as defined therein), and Valley National Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56755) filed with the SEC on May 22, 2026).

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

101*

The following materials from CNL Strategic Residential Credit, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2026.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)