Form 10-Q
period 2026-09-30
CNL Strategic Residential Credit, Inc.
filed 2026-11-12
CIK 2066337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the Company had outstanding 1,670,020 shares of common stock, consisting of 999,756 Class E shares, 669,873 Class FA shares, 192 Class A shares and 199 Class T shares.

CNL Strategic Residential Credit, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CNL Strategic Residential Credit, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2026	December 31,
	(unaudited)	2025
ASSETS
Residential mortgage loans - at fair value	$84,484,411	$—
Mortgage servicing rights investments - at fair value	6,806,924	—
Cash	9,667,739	203,272
Receivables	886,777	66
Deferred financing costs	23,436	68,487
Other assets	3,023,221	—
Due from related parties, net	1,260,660	—
Total assets	$106,153,168	$271,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreement, net of deferred financing costs of $300,044 (Note 4)	$65,342,385	$—
Accounts payable and accrued liabilities	790,626	68,675
Deferred tax liabilities, net	314,503	—
Total liabilities	66,447,514	68,675
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized and unissued	—	—
Class E common stock, $0.001 par value, 50,000,000 shares authorized; 990,016 and 8,000 shares issued and outstanding, respectively	990	8
Class FA common stock, $0.001 par value, 100,000,000 shares authorized; 636,872 and 0 shares issued and outstanding, respectively	637	—
Class A common stock, $0.001 par value, 200,000,000 shares authorized and unissued	—	—
Class T common stock, $0.001 par value, 200,000,000 shares authorized and unissued	—	—
Class D common stock, $0.001 par value, 200,000,000 shares authorized and unissued	—	—
Class I common stock, $0.001 par value, 250,000,000 shares authorized and unissued	—	—
Additional paid-in capital, in excess of par	40,400,663	199,992
Accumulated (loss) income	(696,636)	3,150
Total stockholders’ equity	39,705,654	203,150
Total liabilities and stockholders’ equity	$106,153,168	$271,825

See accompanying notes to consolidated financial statements.

CNL Strategic Residential Credit, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended		Nine Months Ended	For the Period January 21, 2025 (date of formation) to
	September 30,		September 30,
	2026	2025	2026	2025
Interest Income, net:
Interest income	$1,366,462	$1,795	$2,380,850	$1,795
Interest expense	918,281	—	1,645,052	—
Net Interest Income	448,181	1,795	735,798	1,795

Other (Loss) Income, net:
Unrealized loss on residential mortgage loans, mortgage servicing rights investments and derivatives, net	(744,177)	—	(107,383)	—
Income from mortgage servicing rights investments	319,254	—	877,414	—
Realized gain on residential mortgage loans and derivatives	22,000	—	48,383	—
Other (Loss) Income, net	(402,923)	—	818,414	—

Operating Expenses:
Professional services	240,767	—	1,011,085	—
Investment expenses	189,797	—	474,167	—
Director fees and expenses	49,250	—	224,495	—
General and administrative	75,499	—	159,261	—
Base management fees	24,962	—	31,928	—
Custodian fees	5,344	—	20,216	—
Total return incentive fees (credit)	(9,008)	—	—	—
Organization expense (credit)	(7,134)	—	—	—
Other expenses	3,553	50	9,031	50
Operating Expenses	573,030	50	1,930,183	50
Expense support	383,399	—	1,438,717	—
Net Expenses	189,631	50	491,466	50
(Loss) Income Before Income Tax Expense	(144,373)	1,745	1,062,746	1,745
Income tax expense	314,503	—	315,186	—
Net (Loss) Income	$(458,876)	$1,745	$747,560	$1,745

(Loss) Earnings per common share
Class E	$(0.20)	$0.22	$1.08	$0.22
Class FA	$(1.08)	$—	$(1.84)	$—

Weighted average number of shares of common stock outstanding (basic and diluted)
Class E	976,719	8,000	871,377	8,000
Class FA	247,210	—	105,785	—

See accompanying notes to consolidated financial statements.

CNL Strategic Residential Credit, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

QUARTER AND nine months ended September 30, 2026 and 2025

	Common Stock
			Additional		Total
	Number	Par	Paid-In	Accumulated	Stockholders’
	of Shares	Value	Capital	Income (Loss)	Equity
Balance as of June 30, 2026	1,087,106	$1,087	$27,135,569	$371,932	$27,508,588
Net loss	—	—	—	(458,876)	(458,876)
Issuance of common stock	536,604	536	13,154,714	—	13,155,250
Distributions declared (1)	—	—	—	(609,692)	(609,692)
Issuance of common stock through distribution reinvestment plan	3,178	4	77,711	—	77,715
Offering costs	—	—	32,669	—	32,669
Balance as of September 30, 2026	1,626,888	$1,627	$40,400,663	$(696,636)	$39,705,654

	Common Stock
			Additional		Total
	Number	Par	Paid-In	Accumulated	Stockholders’
	of Shares	Value	Capital	Income	Equity
Balance as of June 30, 2025	8,000	$8	$199,992	$—	$200,000
Net income	—	—	—	1,745	1,745
Balance as of September 30, 2025	8,000	$8	$199,992	$1,745	$201,745

See accompanying notes to consolidated financial statements.

CNL Strategic Residential Credit, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

QUARTER AND nine months ended September 30, 2026 and 2025

	Common Stock
			Additional		Total
	Number	Par	Paid-In	Accumulated	Stockholders’
	of Shares	Value	Capital	Income (Loss)	Equity
Balance as of January 1, 2026	8,000	$8	$199,992	$3,150	$203,150
Net income	—	—	—	747,560	747,560
Issuance of common stock	1,615,314	1,615	40,113,085	—	40,114,700
Distributions declared (1)	—	—	—	(1,447,346)	(1,447,346)
Issuance of common stock through distribution reinvestment plan	3,574	4	87,586	—	87,590
Balance as of September 30, 2026	1,626,888	$1,627	$40,400,663	$(696,636)	$39,705,654

	Common Stock
			Additional		Total
	Number	Par	Paid-In	Accumulated	Stockholders’
	of Shares	Value	Capital	Income	Equity
Balance as of January 21, 2025	—	$—	$—	$—	$—
Net income	—	—	—	1,745	1,745
Issuance of common stock	8,000	8	199,992	—	200,000
Balance as of September 30, 2025	8,000	$8	$199,992	$1,745	$201,745

FOOTNOTES:

(1)

Distributions declared for the nine months ended September 30, 2026 at $0.166667 per share of Class E common stock (the “Class E shares”) and Class FA common stock (the “Class FA shares”) on February 25, 2026, March 26, 2026, April 27, 2026, May 26, 2026, June 26, 2026, July 27, 2026, August 26, 2026 and September 25, 2026.

See accompanying notes to consolidated financial statements.

CNL Strategic Residential Credit, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	For the Period January 21, 2025 (date of formation) to
	September 30,
	2026	2025
Operating Activities:
Net income	$747,560	$1,745
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of discounts on residential mortgage loans	(162,808)	—
Net realized gain on residential mortgage loans	(48,383)	—
Net unrealized loss on residential mortgage loans, mortgage servicing rights investments and derivative contracts	107,383	—
Amortization of deferred financing costs	210,134	—
Net change in:
Increase in receivables	(885,828)	—
Increase in other assets	(38,687)	—
Increase in due from related parties	(1,260,660)	—
Increase in accounts payable and accrued liabilities	610,275	—
Increase in deferred tax liabilities, net	314,503	—
Net cash (used in) provided by operating activities	(406,511)	1,745
Investing Activities:
Purchases of residential mortgage loans	(59,179,586)	—
Proceeds from residential mortgage loans	2,250,315	—
Purchases of mortgage servicing rights investments	(9,223,645)	—
Distributions from mortgage servicing rights investments	3,500,000	—
Net cash used in investing activities	(62,652,916)	—
Financing Activities:
Proceeds from issuance of common stock	40,114,700	200,000
Distributions paid, net of distributions reinvested	(1,359,756)	—
Principal payments on repurchase agreement	(1,324,386)	—
Borrowings under line of credit	6,700,000	—
Repayments of line of credit	(6,700,000)	—
Proceeds from investments sold under agreement to repurchase	35,626,762	—
Deferred financing costs	(533,426)	—
Net cash provided by financing activities	72,523,894	200,000
Net increase in cash	9,464,467	201,745
Cash, beginning of period	203,272	—
Cash, end of period	$9,667,739	$201,745

Supplemental disclosure of cash flow information and non-cash investing activities:
Cash paid for interest	$1,029,616	$—
Investing in securities using a repurchase agreement	$31,339,912	$—
Amounts incurred but not paid (including amounts due to related parties):
Payable for investments purchased	$(180,116)	$—

See accompanying notes to consolidated financial statements.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

In September 2025, the Company commenced a private offering of its shares of common stock in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors who are accredited investors (as defined in Regulation D under the Securities Act) (the “Private Offering”). On January 29, 2026, the Company held an initial closing for Class E shares and Class FA shares in the Private Offering. As of  September 30, 2026, the Company has raised aggregate gross proceeds from the Private Offering of $40,402,290, including $87,590 received through its distribution reinvestment plan.

2.         Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at  September 30, 2026 and results of operations for all periods presented have been made.

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

As of  September 30, 2026, the Company has consolidated one VIE of which the Company is the primary beneficiary, see Note 8, Variable Interest Entity.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

The Company accounts for any purchases or sales of investments on a trade date basis. At the time of disposition, realized gains or losses on sales of investments are determined on a specific identification basis and will be recorded as a component of “Realized gain on residential mortgage loans” in the consolidated statements of operations.

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

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

Unrealized Gain (Loss)

The following table summarizes components of unrealized gain on residential mortgage loans, mortgage servicing rights investments and derivatives for the nine months ended September 30, 2026:

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2026	2026
Unrealized loss on residential mortgage loans	(4,217,368)	$(4,159,376)
Unrealized gain on mortgage servicing rights investments	1,129,673	1,083,279
Unrealized gain on interest rate futures	2,343,518	2,968,714
Total unrealized loss on residential mortgage loans, mortgage servicing rights investments and derivatives, net	$(744,177)	$(107,383)

Revenue Recognition

Income from Residential Mortgage Loans

Interest income on residential mortgage loans is recognized using the effective interest method over the life of the loans. Interest income recognition is suspended when residential mortgage loans are placed on non-accrual status. Generally, residential mortgage loans are placed on non-accrual status when delinquent for more than ninety (90) days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date residential mortgage loans are placed on non-accrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. Interest received after the loan becomes past due or impaired is recognized as interest income as received until it qualifies for return to accrual status.

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

Accounts Receivable

The following table summarizes components of accounts receivable at  September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Interest receivable	$797,659	$—
Other receivables	89,118	66
Total accounts receivable	$886,777	$66

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

Organization and Offering Expenses

The Advisor and Sub-Advisor have agreed to advance organization and offering expenses associated with one or more of the Company’s offerings, including its Private Offering (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees). Organization and offering expenses are recorded in the accompanying balance sheets only to the extent the Company receives gross proceeds and they do not exceed 1.5% of the cumulative gross proceeds from its offerings unless otherwise waived by the Advisor.

When recorded by the Company, organizational expenses are expensed as incurred, and offering expenses are charged to shareholders’ equity as incurred. Recognized amounts due to the Advisor but not paid are recognized as a liability on the balance sheet.

See Note 7, Related Party Arrangements, for further information.

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

(Loss) Earnings Per Share

Earnings per common share is determined by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

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

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

If the fair value of the pledged securities increases, lenders may release collateral back to the Company. The repurchase agreement includes various financial and liquidity covenants for which the failure to comply would constitute an event of default. As of  September 30, 2026, the Company was in compliance with all covenants.

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

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

The following table sets forth the cost, unpaid principal balance, net discount on mortgage loans purchased, fair value, weighted average interest rate and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of  September 30, 2026:

September 30,
2026
Acquisition cost	$88,269,183

Unpaid principal balance	$92,240,090
Net discount on mortgage loans purchased	(3,596,303)
Change in fair value	(4,159,376)
Fair Value	$84,484,411

Weighted average interest rate	6.03%

Weighted average remaining contractual maturity (years)	27.5

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

The following table sets forth data regarding the number of residential mortgage loans secured by residential real property which are 90 or more days past due and those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of  September 30, 2026.

September 30,
2026
Number of mortgage loans 90 or more days past due	4
Recorded investment in mortgage loans 90 or more days past due	$2,594,560
Unpaid principal balance of loans 90 or more days past due	$2,714,898

Number of mortgage loans in foreclosure	6
Recorded investment in mortgage loans in foreclosure	$3,154,592
Unpaid principal balance of loans in foreclosure	$3,154,742

Mortgage Servicing Rights Investments - at Fair Value

During 2026, the Company invested $6,749,861 in two special-purpose entities managed by Bungalow Residential, LLC or Bungalow Funding, LLC that acquire MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans for specified Servicing Concentration Risk (“SCR”) pools in exchange for an upfront cash payment. During 2026, Bungalow FHLMC RCRED NES, LLC ("RCRED NES") acquired $2,473,784 in MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans for specified SCR pools in exchange for an upfront cash payment. Bungalow Residential, LLC and Bungalow Funding, LLC are affiliates of Balbec. These investments are collateral for borrowings, by Bungalow Group, on MSR investments of $3,500,000 at  September 30, 2026, of which the Company partially guarantees, see Note 9, Commitment and Contingencies, for additional information on the borrowings.

4.         Financing Arrangements

Line of Credit

On December 31, 2025, the Company and Valley National Bank, a Tennessee banking corporation (referred to as “Valley National Bank”) entered into a loan and security agreement (the “Loan Agreement”) for a revolving line of credit (the “Line of Credit”) for up to $15,000,000, subject to the Company’s available borrowing base. On May 22, 2026, the Loan Agreement was amended to permit the extension of credit of up to $5,000,000 to be used to satisfy Company liquidity covenants under existing repurchase agreement facilities (the “Amendment”). The available borrowing base will be equal to 100% of the amount held with the Company’s escrow agent, UMB Bank, N.A. The Company is required to pay interest on any borrowed amounts under the Line of Credit at a rate per year equal to the term secured overnight financing rate ("SOFR") plus 2.75%.

Advances under the Line of Credit shall be repaid upon the earlier of the following: (i) 90 days from the date such advance was made or (ii) the Line of Credit maturity date. Unless extended, the Line of Credit has a maturity date of December 31, 2026. In connection with the Line of Credit, the Company paid a commitment fee to Valley National Bank of $37,500 plus the payment of Valley National Bank’s expenses associated with the Line of Credit of $31,175 in January 2026. In connection with the Amendment, the Company paid Valley National Bank’s expenses associated with the Amendment of $14,588 in June 2026. The unamortized commitment fee and deferred costs are included in “Deferred financing cost” in the Company’s consolidated balance sheets as of  September 30, 2026.

The Company may prepay, without penalty, all or any part of the borrowings under the Loan Agreement at any time. Under the Loan Agreement, the Company is required to comply with certain covenants including the requirement to provide certain financial and compliance reports to Valley National Bank. As described in the Loan Agreement, the Company is required to maintain cash accounts with Valley National Bank, and repay outstanding borrowings with proceeds from the Company’s offering as they are swept at the end of the month, as a pledge of collateral to pay down the outstanding debt to the extent there are any borrowings outstanding under the Loan Agreement.

The Company had borrowed and repaid $6,700,000 under the Line of Credit for the period ended  September 30, 2026. No amounts under the Line of Credit were outstanding as of  September 30, 2026. No cash collateral was pledged as of  September 30, 2026.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

Repurchase Agreement

On January 30, 2026, RCRED Craftsman Administrator, LLC (“Craftsman”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into the master repurchase agreement (together with the related transaction documents, the “Repurchase Agreement”) with Goldman Sachs Bank USA (“Goldman Sachs”) to finance the acquisition by Craftsman of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Goldman Sachs for a maximum amount of up to $400 million. Advances under the Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR (as defined in the Repurchase Agreement) plus a price differential margin as agreed upon by Goldman Sachs and Craftsman for each transaction. The maturity date of the facility is January 30, 2028, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. In connection with the Repurchase Agreement, the Company provided a Guaranty (the “Guaranty”), which may become full recourse to the Company upon the occurrence of certain events as described in the Guaranty. The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. The Guaranty requires that the Company’s cash liquidity shall not at any time fall below (i) for the six months following January 30, 2026, $5,000,000 and (ii) thereafter, $10,000,000.

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

In connection with the Repurchase Agreement, the Company incurred legal fees of $450,163. The unamortized commitment fee and deferred costs are included in “Repurchase agreement, net of deferred financing costs” in the Company’s consolidated balance sheet as of  September 30, 2026.

Amounts available to be borrowed under the Repurchase Agreement are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the bank, mortgage finance and real estate industries. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements. If the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of  September 30, 2026, the Company was in compliance with all covenants.

The following table summarizes certain characteristics of the Repurchase Agreement as of  September 30, 2026:

	Asset Based Financing			Portfolio Pledged as Collateral
		Weighted					Weighted
		Average					Average
		Interest	Maturity	Collateral			Interest
	Principal	Rate	Date	Type	Principal	Fair Value	Rate
Repurchase agreement	$65,642,429	5.80% (SOFR + 1.65% - 2.15%)	1/30/2028	Residential mortgage loans	$82,216,348	$75,145,854	5.96%
				Cash	$386,518	$386,518	n/a

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

The following table sets forth the derivative instruments presented on the consolidated balance sheet and notional amounts as of  September 30, 2026:

	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets (1)	Liabilities	Long Exposure	Short Exposure
September 30, 2026	Interest rate futures	8	$2,968,714	$—	$—	$81,230,041

The gains arising from these derivative instruments in the consolidated statement of operations for the nine months ended  September 30, 2026 are set forth as follows:

			Net Change in Unrealized
	Derivatives Not Designated	Net Realized Gains (Losses)	Appreciation (Depreciation)
	as Hedging Instruments	on Derivative Instruments	on Derivative Instruments (2)
September 30, 2026	Interest rate futures	$—	$2,968,714

The Company held no derivative instruments as of December 31, 2025 or for the nine months ended  September 30, 2025.

FOOTNOTES:

(1)	Amounts related to the interest rate futures held by the Company are recorded at fair value and included in other assets in the accompanying consolidated balance sheets.
(2)

Amounts related to the interest rate futures held by the Company are recorded at fair value and included in unrealized loss on residential mortgage loans, mortgage servicing rights investments and derivatives, net in the accompanying consolidated statement of operations.

6.         Fair Value Measurements

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

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

The Company’s board of directors is responsible for determining in good faith the fair value of the Company’s Level 3 investments in accordance with the Company’s valuation policy and procedures approved by the board of directors, based on, among other factors, the input of the Advisor, the Sub-Advisor, the Company’s audit committee, and independent third-party valuation firms. The determination of the fair value of the Company’s Level 3 assets for which market prices are not available requires judgment.

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

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

Mortgage Servicing Rights Investments - Mortgage servicing rights investments' values are based on an evaluation of the net assets of the special-purpose entity holding the MSR participation interests, whereby the entity assets are valued at the present value of future cash flows from servicing certain loans, adjusted for prepayment, default risk, and servicing costs. Mortgage servicing rights investments are categorized as Level 3 in the fair value hierarchy.

Futures Contracts - Futures contracts that are traded on an exchange are valued at their last reported sales price as of the valuation date. Listed futures contracts are categorized in Level 1 of the fair value hierarchy.

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of  September 30, 2026:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Residential mortgage loans, at fair value	$—	$—	$84,484,411	$84,484,411
Mortgage servicing rights investments, at fair value	—	—	6,806,924	6,806,924
Other assets, at fair value (1)	2,968,714	—	—	2,968,714
Total assets, at fair value	$2,968,714	$—	$91,291,335	$94,260,049

FOOTNOTES:

(1)	Represents unrealized gain on interest futures contracts.

The following table provides a reconciliation of investments for which Level 3 inputs were used in determining fair value for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Residential	Mortgage
	Mortgage	Servicing Rights
	Loans	Investments	Total
Fair value balance as of January 1, 2026	$—	$—	$—
Additions	90,698,731	9,223,645	99,922,376
Principal repayment	(816,761)	—	(816,761)
Discount amortization, net	162,808	—	162,808
Disposals	(1,400,991)	—	(1,400,991)
Distributions	—	(3,500,000)	(3,500,000)
Net change in fair value	(4,159,376)	1,083,279	(3,076,097)
Fair value balance as of September 30, 2026	$84,484,411	$6,806,924	$91,291,335

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of  September 30, 2026, were as follows:

As of September 30, 2026
		Principal
	Fair	Valuation	Unobservable
Investment	Value	Technique	Inputs	Range	Average
Residential mortgage loans, at fair value	$84,484,411	DCF	Discount Rate	7.50% - 8.50%	8.00%
			Expected Life (years)	4.4 - 6.4 years	5.4 years
Mortgage servicing rights investments, at fair value	6,806,924	DCF	Discount Rate	4.28% - 29.80%	5.00%
			Expected Life (years)	2.7 - 9.7 years	8.8 years
			Prepayment rate (CPR)	9.01% - 11.00%	9.02%
			Default Rate (CDR)	0.15% - 0.37%	0.17%
Total	$91,291,335

7.         Related Party Arrangements

Equity Transactions

On March 26, 2025, the Company was capitalized through the purchase by the Advisor of 4,000 Class E shares for an aggregate purchase price of $100,000 and by Balbec Capital Holdings, L.P. (“Balbec”), an affiliate of the Company’s Sub-Advisor, of 4,000 Class E shares for an aggregate purchase price of $100,000. On January 29, 2026, the Company held an initial closing for its Private Offering. The initial closing included purchases of 96,000 Class E shares for an aggregate purchase price of $2,400,000 from each of the Advisor and Balbec. On September 30, 2026, the Advisor purchased 206,101 Class FA shares for an aggregate purchase price of $5,000,000.

When recorded by the Company, operational expenses are expensed as incurred. Any amounts due to the Advisor and Sub-Advisor but not paid are recognized as a liability on the balance sheet.

Mortgage Servicing Rights Investments Transactions

During 2026, the Company invested $6,749,861 in two special-purpose entities managed by Bungalow Residential, LLC or Bungalow Funding, LLC that acquire MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans for specified SCR pools in exchange for an upfront cash payment. During 2026, RCRED NES acquired $2,473,784 in MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans for specified SCR pools in exchange for an upfront cash payment. Bungalow Residential, LLC and Bungalow Funding, LLC are affiliates of Balbec. During the nine months ended  September 30, 2026, the Company received $3,500,000 of distributions from its MSR investments.

Organizational and Offering Expenses Waiver

In order to maximize cash available for investment during the launch of the Company, the Advisor and Sub-Advisor have provided written notice to the Company of their agreement to waive the organization and offering reimbursement related to 2026 cumulative gross proceeds to which they are entitled under the Advisory Agreement and Sub-Advisory Agreement, respectively.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

Distributions

Individuals and entities affiliated with the Advisor and Sub-Advisor owned approximately  438,101 shares as of  September 30, 2026. These individuals and entities received distributions from the Company of approximately $118,000 and $314,667 during the quarter and nine months ended September 30, 2026, respectively.

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

As of   September 30, 2026, the Advisor has incurred organization and offering expenses on the Company’s behalf of $196,249 and $1,729,022, respectively. As of  September 30, 2026, the Sub-Advisor has incurred organization and offering expenses on the Company’s behalf of $85,430 and $5,206, respectively. These organization and offering expenses are not recorded on the accompanying consolidated balance sheets because of the limit of 1.5% of the cumulative gross proceeds from the Private Offering.

Base Management Fees

The Company pays each of the Advisor and the Sub-Advisor 50% of the total base management fee for their services under the Advisory Agreement and Sub-Advisory Agreement subject to any reduction or deferral of any such fees pursuant to the expense support and conditional reimbursement agreement between the Company, the Advisor and the Sub-Advisor, as amended (the “Expense Support and Conditional Reimbursement Agreement”). The management fee shall be calculated for each share class at an annual rate of (i) 1.25% of net asset value ("NAV") for Class A common stock (the “Class A shares”), Class I common stock (the “Class I shares”), Class D common stock (the “Class D shares”) and Class T common stock (the “Class T shares”) (collectively, the “Non-Founder Shares”), and (ii) 1.00% of NAV for the Class FA shares (collectively, the “Founder Shares”) in each case, per annum and payable monthly in arrears and before giving effect to any accruals for the management fee, stockholder servicing fees and total return incentive fee. No management fee will be payable with respect to Class E shares.

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

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

The Expense Support amount is borne equally by the Advisor and the Sub-Advisor and is calculated as of the last business day of the calendar year. Until the Expense Support and Conditional Reimbursement Agreement is terminated, the Advisor and Sub-Advisor shall equally and conditionally reduce the payment of fees and reimbursements of reimbursable expenses in an amount equal to the conditional waiver amount (as defined in and subject to limitations described in the Expense Support and Conditional Reimbursement Agreement). The term of the Expense Support and Conditional Reimbursement Agreement includes an initial term of three years and will automatically renew for successive one-year terms. Expense support is paid by the Advisor and Sub-Advisor annually in arrears.

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

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

Administrative Services Fees

The Company pays the Advisor administrative services fees at an annual rate of 0.25% per annum of the NAV for each share class of the Company’s common stock. Administrative services fees are payable monthly in arrears.

Master Servicing Fees

PRP Advisors LLC, an affiliate of Balbec, is the master servicer for the Company’s residential mortgage loans and receives a fee for its services. The Company pays the master servicer for these fees at an annual rate of 0.25% per annum, calculated monthly based on the prior month’s fair value of residential mortgage loans, paid quarterly in arrears.

Related party fees and expenses incurred for the quarter and nine months ended September 30, 2026, are summarized below:

		Quarter Ended	Nine Months Ended
		September 30,	September 30,
Related Party	Source Agreement & Description	2026	2026
Advisory Agreement and Sub-Advisory Agreement:
Advisor and Sub-Advisor	Organization reimbursement(1)	$(7,134)	$—
	Offering reimbursement	(32,669)	—
	Base management fees(1)	24,962	31,928
	Total return incentive fees(1)	(9,008)	—
Amended and Restated Expense Support and Conditional Reimbursement Agreement:
Advisor and Sub-Advisor	Expense support	383,399	1,438,717
Administrative Services Agreement:
Advisor	Administrative services fees(1)	21,743	54,158
Advisory Agreement:
Advisor	Operating, administrative and compliance services(1)	28,204	248,291
Master Servicing Agreement:
Sub-Advisor	Master servicing fees(1)	39,915	68,897
Sub-Advisory Agreement:
Sub-Advisor	Operating services(1)	5,458	163,185

FOOTNOTE:

(1)	Expenses subject to Expense Support, if applicable.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

The following table presents amounts due (to) from related parties, net as of  September 30, 2026:

As of
September 30,
2026
Due from related parties:
Expense support	$1,438,717
Due from affiliate	165,990
Total due from related parties	1,604,707
Due to related parties:
Base management fees	(31,928)
Due to Advisor	(6,720)
Accrued administrative services fee	(54,158)
Accrued master servicing fee	(39,782)
Due to Sub-Advisor	(211,459)
Total due to related parties	(344,047)
Due from (to) related parties, net	$1,260,660

8.         Variable Interest Entity

The Company consolidates the assets, liabilities and the results of operations of RCRED NES. RCRED NES acquires MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans for specified SCR pools in exchange for an upfront cash payment.

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

The aggregate carrying amount and major classifications of the consolidated assets that could be used to settle obligations of the VIE as of  September 30, 2026, were as follows:

As of September 30,
2026
Assets:
Mortgage servicing rights investments - at fair value	$1,552,526
Due to related parties, net	$38,942

9.         Commitments and Contingencies

The Company routinely enters into forward flow agreements with sellers, representing commitments to purchase qualifying accounts monthly within specified ranges and for an agreed minimum time period and price (as a percentage of face value). As of  September 30, 2026, the Company had approximately $73,474,952 in commitments with US counterparties to purchase US mortgage loans.

The Company provided a partial guarantee related to a loan held by Bungalow Group. Bungalow Group must maintain certain covenants, including a minimum ratio of asset value to debt outstanding, adjusted equity and liquidity, at all times. If Bungalow Group breaches any covenant for any reason, the Company is required to fund up to 25% of the maximum loan amount ($3,500,000 was outstanding as of  September 30, 2026) to Bungalow Group to bring it into compliance and/or repay Bungalow Group’s lender. As of  September 30, 2026, there was a $3,500,000 debt balance outstanding at Bungalow Group linked to this guarantee, so the guarantee is for $875,000.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

See Note 7, Related Party Arrangements for information on contingent amounts due to the Advisor and Sub-Advisor for the reimbursement of organization and offering costs with respect to the Private Offering.

As of  September 30, 2026, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

10.         Concentration Risk

Residential Mortgage Loans

As of  September 30, 2026, the Company had geographical concentrations accounting for 10% or more of the unpaid principal balance of its residential mortgage loans as follows:

	Type of Concentration	As of September 30, 2026
State of California	Geographical	21.4%
State of Texas	Geographical	16.4%

Mortgage Servicing Rights Investments

As of  September 30, 2026, the Company had geographical concentrations accounting for 10% or more of its MSR participation interests for the underlying Federal Home Loan Mortgage Corporation mortgage loans' unpaid principal balance as follows:

	Type of Concentration	As of September 30, 2026
State of California	Geographical	30.8%
State of Kansas	Geographical	16.3%

The Company considered counterparty risk regarding sub-servicers of underlying MSR participation interests for Federal Home Loan Mortgage Corporation mortgage loans managed by Bungalow Group. Bungalow Group relies on sub-servicers who are also government-sponsored entities approved to service the underlying MSRs.

11.         Subsequent Events

Distributions

In October 2026, the Company's board of directors declared a monthly cash distribution on the outstanding shares of all outstanding Class E and Class FA shares of common stock of record as of  October 26, 2026 of $0.166667 per share for both Class E shares and Class FA shares.

Offerings

In October 2026, the Company’s board of directors approved new per share offering prices for each share class in the Private Offering. The new offering prices are effective as of October 30, 2026. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Private Offering:

	Class FA	Class A	Class T	Class I
Effective October 30, 2026:
Offering Price, Per Share	$23.88	$26.10	$25.07	$23.88
Selling Commissions, Per Share	—	1.57	0.75	—
Dealer Manager Fees, Per Share	—	0.65	0.44	—

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

Capital Transactions

During the period October 1, 2026 through October 30, 2026, the Company received additional net proceeds from the Private Offering and distribution reinvestment plan of the following:

	Proceeds from Private Offering				Distribution Reinvestment Plan		Total
				Net		Net		Net	Average
				Proceeds		Proceeds		Proceeds	Net
		Gross	Sales	to		to		to	Proceeds
Share Class	Shares	Proceeds	Load	Company	Shares	Company	Shares	Company	per Share
Class E	9,740	$240,000	$—	$240,000	—	$—	9,740	$240,000	$24.64
Class FA	30,946	739,000	—	739,000	2,055	49,069	33,001	788,069	23.88
Class A	192	5,000	(350)	4,650	—	—	192	4,650	24.22
Class T	199	5,000	(200)	4,800	—	—	199	4,800	24.12
	41,077	$989,000	$(550)	$988,450	2,055	$49,069	43,132	$1,037,519	$24.05

Investments

In October and November 2026, the Company purchased $45,921,671 in residential mortgage whole loans.

Repurchase Agreement

In October and November 2026, Craftsman drew an additional $20,813,819 on the Repurchase Agreement to purchase additional securities. In October and November 2026, Craftsman received proceeds of $17,168,105 for securities under the Repurchase Agreement.

Distributions on MSR Investments

In October 2026, the Company received an additional $1,000,000 of distributions on MSR investments. The distributions were received from borrowings by Bungalow Group in connection with MSR investments, with a portion of the borrowings guaranteed by the Company.

Interest rate futures

In October and November 2026, the Company entered into 6 additional interest rate futures with a total liability value of $ (237,002) and a total short exposure of $43,175,000.

Treasury futures

The Company hedges a portion of its interest rate risk before an actual securitization transaction occurs, with the goal of more predictable borrowing costs or returns. A treasury future is a customized, cash-settled agreement between an issuer (often a corporation or government entity) and a counterparty to secure a specific interest rate on U.S. government issued securities for a defined period of time, typically one week to 12 months. In October and November 2026, the Company entered into 416 treasury future contracts and exited 81 for a net total of 335 contracts with a total asset value of $648,835 and a total outstanding short exposure of $27,800,000 and a total outstanding long exposure of $12,100,000. The exited contracts resulted in a realized loss of $105,266.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited consolidated financial statements as of September 30, 2026 and December 31, 2025, and for the quarter and nine months ended September 30, 2026. Amounts as of December 31, 2025 included in the unaudited consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited financial statements unless otherwise defined herein.

Statement Regarding Forward Looking Information

In this quarterly report for the quarterly period ended September 30, 2026 (this “Form 10-Q”), references to “Company,” “we,” “us,” or “our business” refer to CNL Strategic Residential Credit, Inc. and its subsidiaries; references to the “Advisor” refer to CNL Residential Credit Manager, LLC, an affiliate of CNL Financial Group, LLC; references to the “Sub-Advisor” refer to Balbec Capital Management, L.P., an affiliate of Balbec Capital, L.P.

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

Overview

We are a real estate finance company. Our investment strategy is to acquire, finance and manage a diversified portfolio of primarily U.S. performing and re-performing whole mortgage loans, MSRs and RMBS. We have structured some of our investments in MSRs through other entities for which the returns are based on underlying MSR cash flows. Our overall objective is to generate attractive risk-adjusted returns with high current income for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles. Our specific investment objectives are to construct a diversified residential credit portfolio that will enable us to:

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

Liquidity and Capital Resources

General

Our primary use of cash will be for (i) acquisition of residential mortgage loans, MSRs, RMBS, and other residential debt investments, (ii) the cost of operations (including the management fee and the total return incentive fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan, and (v) cash distributions (if any) to the holders of our shares to the extent authorized by our board of directors and declared by us.

In light of the current economic environment, impacted by high interest rates, inflationary pressures, energy price volatility due to the conflict in the Middle East and the impact of  natural disasters and geopolitical events on the global economy, we are closely monitoring overall liquidity levels to be in a position to enact changes to ensure adequate liquidity going forward.

As of September 30, 2026 and December 31, 2025, we had cash of $9,667,739 and $203,272, respectively.

Sources of Liquidity and Capital Resources

Offerings. We received $40,114,700 in net proceeds during the nine months ended September 30, 2026 from the Private Offering. We received $200,000  in net proceeds during the nine months ended September 30, 2025, to capitalize the Company with investments of $100,000 by the Advisor and $100,000 by an affiliate of the Sub-Advisor.

Investments. We received $35,626,762 in proceeds from securities sold under the Repurchase Agreement during the nine months ended September 30, 2026.

Borrowings. We borrowed and repaid $6,700,000 during the nine months ended September 30, 2026 under the Line of Credit.

Uses of Liquidity and Capital Resources

Investments. We purchased $59,179,586 and $9,223,645 of residential mortgage loans and mortgage servicing rights investments, respectively, during the nine months ended September 30, 2026.

Principal Payments. We paid $1,324,386 in principal payments on the Repurchase Agreement during the nine months ended September 30, 2026.

Deferred Financing Costs. We paid $533,426 in deferred financing costs during the nine months ended September 30, 2026.

Distributions. In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities.  While we generally expect to pay distributions from cash flows provided by operating activities, we have and may continue to cover periodic shortfalls between distributions paid and cash flows from operating activities from other sources, such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our assets or unsecured, or proceeds of our distribution reinvestment plan (“Other Sources”).

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the quarter and nine months ended September 30, 2026:

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Distribution Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds
2026 Quarters
First	$0.33333	$328,077	$—	$328,077
Second	0.50000	509,577	9,875	499,702
Third	0.50000	609,692	77,715	531,977
Total	$1.33333	$1,447,346	$87,590	$1,359,756

FOOTNOTES:

(1) Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our distribution reinvestment plan.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our Distribution Reinvestment Plan) for the periods indicated below:

	As of
	Quarter Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
	Amount	Percentage	Amount	Percentage
Distributions:
Paid in Cash	$531,977	87.3%	$1,359,756	93.9%
Reinvested in shares (1)	77,715	12.7%	87,590	6.1%
Total Distributions	$609,692	100.0%	$1,447,346	100.0%

Sources of Distributions:(2)
Operating cash flows (3)	$564,781	92.6%	$(406,511)	(28.1)%
Indebtedness	—	0.0%	—	0.0%
Offering proceeds	44,911	7.4%	1,853,857	128.1%
Total sources of distributions	$609,692	100.0%	$1,447,346	100.0%

FOOTNOTES:

(1) Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.

(2) For the nine months ended September 30, 2026, our net income attributable to common stockholders was $747,560, while total cash distributions declared for the period was $1,447,346. For the nine months ended September 30, 2026, approximately 0% of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated for GAAP purposes and approximately 100% of total distributions declared to stockholders were considered to be funded with Other Sources.

(3) Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The following table summarizes our operating results for the quarter and nine months ended September 30, 2026 and 2025:

	Quarter Ended		Nine Months Ended	For the Period January 21, 2025 (date of formation) to
	September 30,		September 30,
	2026	2025	2026	2025
Interest income	$1,366,462	$1,795	$2,380,850	$1,795
Interest expense	(918,281)	—	(1,645,052)	—
Net interest income	448,181	1,795	735,798	1,795
Other (loss) income	(402,923)	—	818,414	—
Operating expenses	(573,030)	(50)	(1,930,183)	(50)
Expense support	383,399	—	1,438,717	—
Net expenses	(189,631)	(50)	(491,466)	(50)
(Loss) income before income tax expense	(144,373)	1,745	1,062,746	1,745
Income tax expense	(314,503)	—	(315,186)	—
Net (loss) income	$(458,876)	$1,745	$747,560	$1,745

Net Interest Income

The following table summarizes our net interest income for the quarter and nine months ended September 30, 2026 and 2025:

	Quarter Ended		Nine Months Ended	For the Period January 21, 2025 (date of formation) to
	September 30,		September 30,
	2026	2025	2026	2025
Interest income
Residential mortgage loans	$1,332,926	$—	$2,241,223	$—
Cash	33,536	1,795	139,627	1,795
Interest income	1,366,462	1,795	2,380,850	1,795
Interest expense
Repurchase agreement	893,768	—	1,556,257	—
Line of credit	24,513	—	88,795	—
Interest expense	918,281	—	1,645,052	—
Net interest income	$448,181	$1,795	$735,798	$1,795

For the quarter and nine months ended September 30, 2026, we generated $1,366,462 and $2,380,850, respectively, in interest income driven by purchases of residential mortgage loans during January through September 2026. As of September 30, 2026, the weighted average interest rate of residential mortgage loans was 6.03%. We utilized the Repurchase Agreement primarily to purchase additional residential mortgage loans during February through September 2026. As of September 30, 2026, the weighted average interest rate for the repurchase agreement was 5.80% (SOFR + 1.65% - 2.15%). For the quarter and nine months ended September 30, 2025, operations had not yet commenced, which resulted in minimal net interest income.

Other Income/(Loss), net

The following table summarizes our other income/(loss), net for the quarter and nine months ended September 30, 2026 and 2025:

	Quarter Ended		Nine Months Ended	For the Period January 21, 2025 (date of formation) to
	September 30,		September 30,
	2026	2025	2026	2025
Other (Loss) Income
Unrealized loss on residential mortgage loans, mortgage servicing rights investments and derivatives, net	$(744,177)	$—	$(107,383)	$—
Income from mortgage servicing rights investments	319,254	—	877,414	—
Realized gain on residential mortgage loans	22,000	—	48,383	—
Other (Loss) Income	$(402,923)	$—	$818,414	$—

For the quarter and nine months ended September 30, 2026, we recognized $744,177 and $107,383, respectively, in unrealized loss on residential mortgage loans, mortgage servicing rights investments and derivatives. See additional discussion below. For the quarter and nine months ended September 30, 2026, we generated $319,254 and $877,414, respectively, of income driven by purchases of mortgage servicing rights investments in January and September 2026. For the quarter and nine months ended September 30, 2025, operations had not yet commenced, which resulted in no other income/loss, net.

The following table summarizes components of unrealized gain on residential mortgage loans, mortgage servicing rights investments and derivatives for the quarter and nine months ended September 30, 2026 and 2025:

	Quarter Ended		Nine Months Ended	For the Period January 21, 2025 (date of formation) to
	September 30,		September 30,
	2026	2025	2026	2025
Unrealized loss on residential mortgage loans	$(4,217,368)	$—	$(4,159,376)	$—
Unrealized gain on mortgage servicing rights investments	1,129,673	—	1,083,279	—
Unrealized gain on interest rate futures	2,343,518	—	2,968,714	—
Total unrealized loss on residential mortgage loans, mortgage servicing rights investments and derivatives, net	$(744,177)	$—	$(107,383)	$—

Unrealized gains and losses on our portfolio are based on the current fair value of our investments as determined by our board of directors based on inputs from the Sub-Advisor and our independent valuation firm and consistent with our valuation policy.

During the quarter and nine months ended September 30, 2026, we recognized a net change in unrealized loss of $744,177 and $107,383, respectively. The residential loan portfolio and the mortgage servicing rights investments are a natural hedge to each other and move in the opposite direction in value in response to changes in interest rates. As such, during the nine months ended September 30, 2026, our investment in the residential loan portfolio had $4,159,376 in unrealized loss while our investment in the mortgage servicing rights investments had $1,083,279 in unrealized gain, primarily due to changes in interest rates. The majority of the gross unrealized gain on interest rate futures of $2,968,714 was a result of the increase in the value of the interest rate futures, primarily due to the market rate being higher than the agreed upon rates in these contracts.

For the quarter and nine months ended September 30, 2025, operations had not yet commenced, which resulted in no unrealized (loss) gain, net.

Net Operating Expenses

The following table summarizes our operating expenses for the quarter and nine months ended September 30, 2026 and 2025:

	Quarter Ended		Nine Months Ended	For the Period January 21, 2025 (date of formation) to
	September 30,		September 30,
	2026	2025	2026	2025
Professional services	$240,767	$—	$1,011,085	$—
Investment expenses	189,797	—	474,167	—
Director fees and expenses	49,250	—	224,495	—
General and administrative	75,499	—	159,261	—
Base management fees	24,962	—	31,928	—
Custodian fees	5,344	—	20,216	—
Total return incentive fees	(9,008)	—	—	—
Organization expense	(7,134)	—	—	—
Other expenses	3,553	50	9,031	50
Operating expenses	573,030	50	1,930,183	50
Expense support	383,399	—	1,438,717	—
Net Expenses	$189,631	$50	$491,466	$50

We consider the following expense categories to be relatively fixed in the near term: general and administrative services and director fees and expenses. Variable operating expenses include professional services, investment expenses, base management fees and total return incentive fees. We expect these variable operating expenses to increase in connection with the growth in our asset base (investment expenses, total return incentive fees and base management fees), the number of stockholders and open accounts (custodian fees) and the complexity of our investment processes and capital structure (professional services). Expense support was recorded to cover expenses and cash distributions limited to operating expenses less investment expenses during the quarter and nine months ended September 30, 2026 in accordance with the Expense Support and Conditional Reimbursement Agreement.

For the quarter and nine months ended September 30, 2025, operations had not yet commenced, which resulted in minimal net operating expenses.

Our Portfolio

As of September 30, 2026, our portfolio consisted of approximately $91,291,335 of residential mortgage loans and other target assets.

The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of September 30, 2026:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:
Residential mortgage loans	$84,484,411	$65,642,429	$18,841,982	53.3%
Mortgage servicing rights investments	6,806,924	—	6,806,924	19.3%
Target assets	91,291,335	65,642,429	25,648,906	72.6%

Cash	9,667,739	—	9,667,739	27.4%
Total	$100,959,074	$65,642,429	$35,316,645	100.0%

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of September 30, 2026:

Number of loans	260
Unpaid principal balance ("UPB") (1)	$92,240,090
Interest-bearing balance	$91,771,042
Deferred balance (2)	$469,048
Loan attributes:
Weighted average interest rate	6.03%
Weighted average loan age (months)	36.9
Weighted average FICO score	715
Weighted average loan-to-value ("LTV") (3)	70.5%
Weighted average home value	$929,744
Delinquency performance:
Current	93.1%
30 days delinquent	0.4%
60 days delinquent	0.2%
90+ days delinquent	2.9%
Foreclosure	3.4%

FOOTNOTES:

(1) As of September 30, 2026, our loan portfolio consisted of fixed rate mortgage loans (100%).

(2) Represents amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.

(3) UPB as of September 30, 2026, divided by market value of collateral and weighted by the UPB of the loan.

The following chart illustrates additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of September 30, 2026, based on the geographic region (percentages are based on the aggregate unpaid principal balance of such loans):

USA Geographic Regions

West - 37%
Midwest - 5.3%
Northeast - 15.5%
21.4%
2.7%
2.7%
5.3%
4.8%
3.3%
4.4%
South - 42.2%
16.4%
9%
3.4%
Various States - 26.6%

  Mortgage Servicing Rights Investments

The following table sets forth additional information on the underlying residential mortgage loans associated with mortgage servicing rights investments in our portfolio as of September 30, 2026:

Number of loans	3,157
UPB (1)	$607,412,973
Loan attributes:
Weighted average interest rate	4.19%
Weighted average loan age (months)	58.9
Weighted average FICO score	758
Weighted average LTV (2)	60.3%
Weighted average home value	$564,456
Delinquency performance:
Current	98.8%
30 days delinquent	0.9%
60 days delinquent	0.1%
90+ days delinquent	0.2%
Foreclosure	0.0%

FOOTNOTES:

(1) As of September 30, 2026, our loan portfolio consisted of fixed rate (99.6%) and adjustable rate (0.4%) mortgage loans.

(2) UPB as of September 30, 2026, divided by market value of collateral and weighted by the UPB of the loan.

The following chart illustrates additional characteristics of the residential mortgage loans underlying the mortgage servicing rights investments in our portfolio that we owned directly as of September 30, 2026, based on the geographic region (percentages are based on the aggregate unpaid principal balance of such loans):

USA Geographic Regions

West - 47.5%
3.1%
5.2%
30.8%
2.5%
Midwest - 31.5%
9.1%
16.3%
3.7%
Northeast - 5.2%
3.7%
2.5%
South - 15.8%
3.8%
Various States - 19.2%

Hedging Activities

As of September 30, 2026, we had not entered into any derivatives or other financial instruments with the exception of interest rate futures. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the U.S., we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may, in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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

In addition, rising interest rates may increase the credit risks associated with certain residential whole mortgage loans. This is especially true if the interest rate is adjustable for any of the loans that we may acquire or in the securitization entity we may sponsor in the future. In addition, the loans we pledge to secure loan financing lines may have adjustable interest rates. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrower delinquencies and defaults.

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

Investments in subordinated RMBS involve greater credit risk than the senior classes of the issue or series. Many of the default-related risks of whole mortgage loans will be magnified in subordinated securities. Default risks may be further pronounced in the case of RMBS backed by, or evidencing an interest in, a relatively small or less diverse pool of underlying mortgage loans. Certain subordinated securities absorb all losses from default before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement or equity. In addition, principal payments on subordinated securities may be subject to a “lockout” period in which some or all of the principal payments are directed to the related senior securities. This lock-out period may be for a set period of time and/or may be determined based on pool performance criteria such as losses and delinquencies. Such securities therefore possess some of the attributes typically associated with equity investments. We believe any potential defaults on the underlying collateral will be minor as the underlying loans had significant equity at the time of deal closing, leading many borrowers with large incentives to reperform. In cases where that is not possible, we believe the recovery of the unpaid principal balance of the loan is likely given the low LTV ratio of the collateral.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A significant portion of our assets and liabilities, including our whole mortgage loans, investment securities, loan financing lines, and security repurchase facilities, are interest earning or interest bearing and, as a result, we are subject to risks arising from fluctuations in the prevailing levels of market interest rates. In addition, our financing arrangements, if any, may have a variable rate component or include rates which reset monthly and add additional risk due to fluctuations in market interest rates. As of September 30, 2026, we had $65,642,429 of our financing arrangements subject to variable interest rates or rates which reset monthly. Any excess cash and cash equivalents of ours are invested in instruments earning short-term market interest rates.

We estimate that as of September 30, 2026, a 100 basis point decline in the SOFR rate would result in a decrease in the “Interest expense” in our consolidated statements of operations of $103,273 and a 100 basis point increase in the SOFR rate would result in an increase in the “Interest expense” in our consolidated statements of operations of $103,273.

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

Our portfolio is concentrated, and may continue to be concentrated, by geographic location, increasing our risk of loss if there are adverse developments or greater risks affecting the particular concentration, including those due to natural disasters, terrorist events, climate change, or any other adverse event specific to those locations.

As of September 30, 2026, more than 5% of the unpaid principal balance of the loans underlying our portfolio were located in each of California, Florida, Kansas, New York and Texas. As a result, our portfolio is concentrated, and may continue to be concentrated, by geographic location, increasing our risk of loss if there are adverse developments or greater risks affecting the particular geographic location. Accordingly, adverse conditions in the areas where the properties securing or otherwise underlying our investments are concentrated (including unemployment rates, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments, any of which may materially and adversely affect us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We were capitalized through the purchase of 8,000 shares of Class E shares by the Advisor and Sub-Advisor for the aggregate consideration of $200,000 in March 2025.

In September 2025, we commenced a private offering of Class E, Class FA, Class A, Class T, Class D and Class I shares (the “Private Offering”) exempt from the registration requirements pursuant to Rule 506(b) under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock are offered through our managing dealer, CNL Securities Corp., a registered broker-dealer and an affiliate of the Advisor.

On January 29, 2026, we held an initial closing for the Private Offering and issued 958,038 Class E shares and 14,200 Class FA shares at a purchase price of $25.00 per share for aggregate gross offering proceeds of $24,305,950. We did not pay any selling commissions or managing dealer fees for the Class E shares or Class FA shares issued in the initial closing. The initial closing included purchases of $2,400,000 for Class E shares from each of the Advisor and Balbec, an affiliate of the Sub-Advisor, for an aggregate total investment of $2,500,000 from each of the Advisor and Balbec. On September 30, 2026, the Advisor purchased 206,101 Class FA shares for an aggregate purchase price of $5,000,000.

From the initial closing through September 30, 2026, we issued 636,872 additional Class FA shares in the Private Offering at an purchase price of $24.58 per share for aggregate gross offering proceeds of $15,651,340, including $87,590 received through our distribution reinvestment plan. We did not pay any selling commissions or managing dealer fees for the Class FA shares issued. From the initial closing through September 30, 2026, we issued 23,978 additional Class E shares in the Private Offering at an average purchase price of $25 per share for aggregate gross offering proceeds of $600,000. We did not pay any selling commissions or managing dealer fees for the Class E shares issued.

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

101*

The following materials from CNL Strategic Residential Credit, Inc's. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November, 2026.

CNL STRATEGIC RESIDENTIAL CREDIT, INC.

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)